Form 10QSB
period 1999-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 1999-08-24
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ____________________


                        Commission  File  Number:  000-26271


                        First Capital International, Inc.
                 (Name of small business issuer in its charter)


                 Delaware                                 76-0582435
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation  or organization)               Identification No.)



                 5120 Woodway, Suite 9004, Houston, Texas  77056
                    (address of principal executive offices)

                   Issuer's telephone number:  (713) 629-4866
                      Issuer's fax number:  (713) 629-4913


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No    X
    ---        ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes       No
    ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999: 65,196,142
                                           ----------

                        FIRST CAPITAL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated  Financial  Statements

          Consolidated  Condensed  Balance  Sheet  as  of
            December  31,  1998  and  June  30,  1999                       F-1

          Consolidated  Condensed  Statement  of
            Operations  for  the  three  and  six  months
            ended  June  30,  1999
            and  1998                                                       F-2

          Consolidated  Condensed  Statement  of
            Stockholders'  Equity  for  the  six  months
            ended  June  30,  1999                                          F-3

          Consolidated  Condensed  Statement  of  Cash
            Flows  for  the  six  months  ended  June  30,
            1999  and  1998                                                 F-4

          Selected  Notes  to  Consolidated  Financial
            Statements                                                      F-5

     Item  2.  Management's  Discussion  and  Analysis  of                    1
               Financial  Condition  and  Results  of  Operation

PART  II  -  OTHER  INFORMATION

     Item  2.  Changes  in  Securities                                       12

     Item  6.  Exhibits  and  Reports  on  Form  8K                          13

SIGNATURES                                                                   14

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                         FIRST CAPITAL INTERNATIONAL, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                        JUNE 30, 1999 AND DECEMBER 31, 1998
                                    __________


                                                            JUNE 30,    DECEMBER 31,
                                                              1999         1998
     ASSETS                                               (UNAUDITED)     (NOTE)
------------------------------------------------          ------------  ----------
Current assets:
  Cash and cash equivalents                               $    92,692   $  61,467
  Short-term investments                                       44,951           -
  Lease receivables, net                                       92,787     107,200
  Other                                                        25,365      34,794
                                                          ------------  ----------

    Total current assets                                      255,795     203,461

Lease receivables                                              77,348     119,339

Accounts and notes receivable, net                              2,262       3,082

Property and equipment, net                                     6,043       9,519
                                                          ------------  ----------

      Total assets                                        $   341,448   $ 335,401
                                                          ============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------

Current liabilities:
  Note payable to a related party                         $    94,327   $ 105,958
  Accounts payable and accrued liabilities                      6,701      26,501
                                                          ------------  ----------

    Total current liabilities                                 101,028     132,459

Long-term debt to a related party                             295,179     333,641
                                                          ------------  ----------

      Total liabilities                                       396,207     466,100
                                                          ------------  ----------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 65,196,142 and 55,751,142
    shares issued and outstanding at June 30,
    1999 and December 31, 1998, respectively                   65,196      55,751
  Additional paid-in capital                                1,102,261     681,746
  Accumulated deficit                                      (1,220,232)   (865,340)
  Accumulated foreign currency translation
    adjustments                                                (1,984)     (2,856)
                                                          ------------  ----------

      Total stockholders' deficit                             (54,759)   (130,699)
                                                          ------------  ----------

        Total liabilities and stockholders'
          deficit                                         $   341,448   $ 335,401
                                                          ============  ==========

Note: The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           FIRST CAPITAL INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     ___________
                                     (UNAUDITED)

                                 THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                 --------------------------  --------------------------
                                     1999          1998          1999          1998
                                 ------------  ------------  ------------  ------------
Revenue:
  Interest income                $     8,948   $    11,201   $    19,418   $    21,901
  Other operating revenue             59,453         7,120        61,929         9,225
                                 ------------  ------------  ------------  ------------

    Total revenue                     68,401        18,321        81,347        31,126
                                 ------------  ------------  ------------  ------------

Costs and expenses:
  Operating, general and admin-
    istrative expenses                98,120         4,044       163,776         8,196
  Stock and option based com-
    pensation                          6,930             -       149,504             -
  Depreciation and amortization        1,937         2,085         3,994         4,170
  Interest expense                    35,376         7,716       104,388        15,313
  Other expense, net                  11,714         5,284        14,577         7,316
                                 ------------  ------------  ------------  ------------

    Total costs and expenses         154,077        19,129       436,239        34,995
                                 ------------  ------------  ------------  ------------

Net loss                         $   (85,676)  $      (808)  $  (354,892)  $    (3,869)
                                 ============  ============  ============  ============

Basic and dilutive net loss
  per common share               $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                 ============  ============  ============  ============

Weighted average shares
  outstanding                     65,137,977    46,651,142    63,133,639    46,651,142
                                 ============  ============  ============  ============

                             See accompanying notes.

                               FIRST CAPITAL INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                            FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                          __________
                                          (UNAUDITED)

                                                                      FOREIGN       COMPRE-
                                        ADDITIONAL                   CURRENCY        HENSIVE
                               COMMON    PAID-IN     ACCUMULATED    TRANSLATION      INCOME
                                STOCK    CAPITAL       DEFICIT      ADJUSTMENT       (LOSS)
                               -------  ----------  -------------  -------------  ------------
Balance at December 31, 1998   $55,751  $  681,746  $   (865,340)  $     (2,856)  $  (827,955)

Net loss                             -           -      (354,892)             -      (354,892)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                    -           -             -            872           872
                                                                                  ------------

  Comprehensive income (loss)                                                        (354,020)
                                                                                  ------------

Common stock issued
  (9,445,000 shares)             9,445     394,198             -              -             -

Value of conversion feature
  on convertible debt                -      26,317             -              -             -
                               -------  ----------  -------------  -------------  ------------

Balance at June 30, 1999       $65,196  $1,102,261  $ (1,220,232)  $     (1,984)  $(1,181,975)
                               =======  ==========  =============  =============  ============

                            See  accompanying  notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________
                                   (UNAUDITED)

                                           SIX MONTHS ENDED JUNE 30,
                                          -----------------------------
                                                 1999       1998
                                               ---------  ---------
Cash flows from operating activities:         $ (56,614)  $ (7,122)
                                               ---------  ---------

Cash flows from investing activities:
  Purchase of short-term investments            (44,951)         -
                                               ---------  ---------

        Net cash used by investing
          activities                            (44,951)         -
                                               ---------  ---------

Cash flows from financing activities:
  Proceeds from sale of common stock             68,139     19,706
  Proceeds from notes payable to a
    related party and conversion feature        113,441          -
  Payments on long-term debt to a
    related party                               (38,462)         -
                                               ---------  ---------

        Net cash provided by financing
          activities                            143,118     19,706
                                               ---------  ---------

Effects of exchange rate changes on cash        (10,328)      (781)
                                               ---------  ---------

Net increase in cash and cash equivalents        31,225     11,803

Cash and cash equivalents, beginning
  of period                                      61,467     42,292
                                               ---------  ---------

Cash and cash equivalents, end of period      $  92,692   $ 54,095
                                              ==========  =========


Non-cash investing and financing activities:

  Conversion of note payable to a related
    party to common stock                      $186,000   $     -

                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    __________

1.     INTERIM  FINANCIAL  STATEMENTS
       ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the respective full years.

A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 1998 and 1997. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


2.     INCOME  TAXES
       -------------

The difference between the 34% federal statutory income tax rate shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


3.     STOCKHOLDERS'  EQUITY
       ---------------------

During the six months ended June 30, 1999, the Company issued shares of common stock and had other increases to stockholders' equity as follows:

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


3.     STOCKHOLDERS'  EQUITY,  CONTINUED
       ---------------------------------

                                            ADDITIONAL
                                    COMMON   PAID-IN
                                    STOCK    CAPITAL    TOTAL
                                  --------  --------  ---------
  Common stock issued for cash    $  2,005  $ 66,134  $ 68,139

  Compensation recognized on
    common stock issued to of-
    ficers and employees at
    below market value                   -   149,504   149,504

  Common stock issued in payment
    of note payable to a related
    party                            7,440   178,560   186,000
                                  --------  --------  --------

                                  $  9,445  $394,198  $403,643
                                  ========  ========  ========

4.     SEGMENT  AND  GEOGRAPHIC  INFORMATION
       -------------------------------------

The Company currently operates in the equipment and real estate direct financing lease business but is actively seeking qualified businesses to acquire. The Company's two reportable segments are based upon geographic area and type of business. All of the Company's foreign operations are currently conducted by EIP in Estonia. EIP operates with the Estonian kroon as its functional currency.

The corporate component of operating loss represents corporate general and administrative expenses and expenses incurred in developing the Company's internet site. Corporate assets include cash and cash equivalents.

Following  is  a  summary  of  segment  information:

                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                 JUNE  30,         JUNE  30,
                             ----------------  ----------------
                               1999     1998     1999     1998
                             -------  -------  -------  -------
Net Revenue:
  United States - Corporate  $     -  $     -  $     -  $     -
  Estonia - Leasing           68,401   18,321   81,347   31,126
                             -------  -------  -------  -------

    Total net revenue        $68,401  $18,321  $81,347  $31,126
                             =======  =======  =======  =======

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

4.     SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
       -------------------------------------------------

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE  30,               JUNE  30,
                                ------------------  --------------------------
                                   1999      1998      1999          1998
                                ----------  ------  ----------  --------------
Income (loss) from Operations:
  United States - Corporate     $(128,328)  $   -   $(392,996)  $           -
  Estonia - Leasing                42,652    (808)     38,104          (3,869)
                                ----------  ------  ----------  --------------

    Total loss from operations  $ (85,676)  $(808)  $(354,892)  $      (3,869)
                                ==========  ======  ==========  ==============


                                                    JUNE 30,    DECEMBER 31,
                                                         1999            1998
                                                    ----------  --------------
Assets:
  United States - Corporate                         $  15,075   $           -
  Estonia - Leasing                                   326,373         335,401
                                                    ----------  --------------

    Total assets                                    $ 341,448   $     335,401
                                                    ==========  ==============

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING  STATEMENT  AND  INFORMATION

     The Company is including the following cautionary statement in this Form 10QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company's management to operate on a global basis; the ability of the Company to effectuate and successfully operate acquisitions, and new operations; the ability of the Company to obtain acceptable forms and amounts of financing to fund current operations and planned acquisitions; the political, economic and military climate in nations where the Company may have interests and operations; the ability to engage the services of suitable consultants or employees in foreign countries; and competition and the ever-changing nature of the Internet and e-commerce. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     The following description and analysis should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements of First Capital International, Inc. (the "Company") as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998, included elsewhere herein, and with the Company's Form 10SB that includes the Company's audited financial statements for the years ended December 31, 1998 and 1997 and the Notes to Financial Statements, contained in this report as set forth beginning on page F-1.

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

INTRODUCTION

     In August, 1998, upon appointment of its present officers and directors and initiation of the recapitalization involving EIP, the Company began current operations. Management has evaluated the operations of EIP and has determined that it does not currently make economic sense to commit additional resources to expand EIP's leasing operations in Estonia. It is management's current intent to grow the Company through the continued development and commercialization of its Internet based business, PlazaRoyal.com in both the United States and Eastern Europe. The Company will also consider the acquisition of financial services or Internet related businesses in the same markets.

     The Company intends to make all of the acquisitions by issuing common stock in exchange for the acquired businesses. However, the Company may need additional capital to enter into acquisitions. In the event that capital is needed to effectuate certain acquisitions, the Company will be required to raise substantially all of the funds for such acquisitions. The Company anticipates that most, if not all, of any acquisitions it may make during the next 12 months will be of operating entities that have current management in place.

     The Company's first acquisition occurred in September, 1998 when the Company completed the acquisition of 100% of the stock of EIP from the stockholders of EIP in exchange for a total of 34,000,000 shares of the Company's common stock.

     EIP operates in a part of the world which could be viewed as having a high potential for political, economic and military instability. For example, Estonia is near Russia. If the political situation in Russia worsened, a spill over effect into Estonia could have adverse consequences for EIP. Some other nations which gained independence after the fall of the Soviet Union have experienced instability. If such instability were to occur in Estonia, the Company's business could be adversely affected.

     The operations of EIP are conducted in Estonia with transactions denominated in the local currency of Estonia, the EEK. Therefore, the Company has exposure to foreign currency fluctuations and foreign government intervention such as a devaluation of the local currency. (See below for discussion of Foreign Currency Translation and Inflation Issues)

     The Company believes that EIP's existing cash flow is adequate to fund its existing lease portfolio. The Company's future ability to enter into new leases is dependent upon the availability of financing. The Company's main objective for the next 12 months is to maintain the existing portfolio of leases.

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

     The Company presently believes that the development and expansion of its e-commerce business website, PlazaRoyal.com, will require additional capital. The Company will seek financing for PlazaRoyal.com through the sale of debt or equity. In order to achieve these objectives, the Company will be required to raise additional funds from the sale of equity or debt. The sale of equity securities could dilute the Company's existing stockholders' interest, and borrowings from third parties could result in restrictive loan terms which would increase the Company's debt service requirements and could restrict the Company's operations. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms for the further development of PlazaRoyal.com.

     During late 1998 through March 31, 1999, the Company, in private transactions, raised approximately $65,000 in cash through the sale of its common stock and options.


PLAN  OF  OPERATION

     The Company's current plan of operation involves further development of its main E-commerce Portal: PlazaRoyal.com. The Company originally developed this portal in March and April of 1999. At the present time the Company is actively in the process of signing on new merchants for the PlazaRoyal.com Mall. Among those already signed are Dell Computers, CBS Sport Stores, Discover Nature Stores, the Sharper Image, Omaha Steaks, the Swiss Army Depot, Office Max, Hickory Farms and Amazon.com.

     Additionally, the Company is working on the development of the new cyberstore concept, which will allow merchants to operate their respective stores on the Internet as a joint venture with our Company. Also, we are in the process of developing a detailed marketing program, which will enable our shopping mall to function in several languages in several different countries. Various local Internet providers in several countries have expressed an active interest in supporting these developments in Europe.


ANALYSIS  OF  FINANCIAL  CONDITION

     As of June 30, 1998, the Company has an unused amount of $19,672 on a credit line which was in the original amount of $300,000. This credit line was provided by United Capital Group, a major shareholder of the Company.

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

     The Company is actively seeking new acquisitions in the United States and throughout Europe and currently negotiations are underway for the acquisition of several E-commerce companies in the United States, as well as travel related service companies with E-commerce features. The Company is pursuing several new acquisition opportunities in Eastern Europe and is presently negotiating for the acquisition of several Internet providers in the Baltic Region. The Company is seeking to accomplish any further acquisition on a stock exchange basis only. This method of acquisition will enable the Company to acquire additional assets and maintain its cash flow; however, it may result in substantial dillution of existing stockholders.

     Further, the Company is in the process of actively developing a new international legal directory portal under the name of "LegalClaims.com." This portal will enable us to expand our E-commerce services into this new market segment, as well as, generate new revenue(s) for the Company from the sale of memberships to legal professionals, as well as, revenue from advertising and other types of services to the global legal community.

     The Company currently has plans to increase the number of its employees by hiring a marketing manager and an operations manager. Also, the Company has contracted with the E-commerce Solution Company in order to provide full E-commerce services to the PlazaRoyal.com portal and to LegalClaims.com. The Company intends to finance these respective expenditures from the sale of its securities and the Company's existing stockholders could suffer significant dilution in per share net tangible book value from such sales of securities by the Company.

     Since the Company emerged from dormancy it has been dependent on outside financing from individuals and related parties to fund its Internet site development and general corporate overhead. The Company is now in the phase of building markets for PlazaRoyal.com and will continue to be dependent on outside financing for the foreseeable future. If the Company is unable to successfully transition from site development to commercial success for PlazaRoyal.com in a reasonable time frame and/or is unable to acquire other commercially viable businesses, the Company may be unable to obtain adequate sources of long-term financing to continue operations.

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

GOING  CONCERN  ISSUE

     During the six months ended June 30, 1999 and the year ended December 31, 1998 the Company has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During those periods the Company has incurred net losses of ($354,892) and ($827,104), respectively. Additionally, the Company had negative cash flows from operations of $56,614 and $190,567, respectively. These factors along with a stockholders' deficit of $54,759 at June 30, 1999 raise substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability as a going concern is dependent upon three key factors as follows:

- The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations.

- The ability of the Company to acquire or internally develop viable businesses.

- The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

     As a result of potential liquidity problems that the Company faces, its auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on the Company's financial statements for the year ended December 31, 1998, indicating that substantial doubt exists about the Company's ability to continue as a going concern.

- Management has specific plans to address the financial situation as follows:

- In the near term the Company plans a private placement of its common stock to qualified investors to fund its current operations.

- In the intermediate term, the Company has filed a Form 10SB and is a reporting company under the Securities and Exchange Act of 1934. Management believes this step will provide a market for its common stock and provide a means of obtaining future funds necessary to implement its business plan.

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

- In the long-term, the Company believes that cash flows from acquired businesses and businesses that it is currently developing will provide the resources for its continued operations. The Company has developed PlazaRoyal.com, a virtual mall, for launch on the Internet. Management Believes that revenues from this virtual mall, if successfully marketed, will more than cover overhead at the corporate level. Acquisition activities and development of the Company's Internet project resulted in corporate headquarters accounting for substantially of the Company's total net loss in the six months ended June 30, 1999.


COMPETITION

     The Company believes that only a very limited number of sites on the Internet offer the same type of 3-D shopping experience that PlazaRoyal.com intends to offer. The Company also believes that as technology and related Internet access speeds improve, that PlazaRoyal.com will attract both a greater number of customers and more intense competition from other 3-D Internet shopping sites. Such competition could ultimately make 3-D an ordinary feature of Internet shopping malls. The Company has developed a normal 2-D version of its site that requires less graphic data transfer and is better suited for current technology. This 2-D Internet site is already subject to extreme competition and an inability by the Company to properly target its customers and differentiate its Internet site from the sites of its competitors could have a significant adverse impact on the Company. The Company plans to target markets in Eastern Europe that management believes are either undeveloped or are not adequately served.

     The Company believes that EIP, the Company's leasing operation in Estonia, is not subject to severe competition in the markets it serves because the leasing industry is relatively new to Estonia. However, the financial systems in Estonia are not as well developed as those in the United States and the Company intends to continue leasing operations in Estonia only to the extent that they are supported by EIP's current cash flows from operations.

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

FOREIGN  CURRENCY  TRANSLATION  AND  INFLATION  ISSUES

     EIP's functional currency is the Estonian Kroon ("EEK") and substantially all business conducted by EIP is conducted within Estonia. Small changes in the U.S. dollar/EEK exchange rate do not have a significant impact on EIP's financial position or results of operations. However, declines in the EEK generally reduce the value of certain of EIP's assets and cause deterioration in the Company's overall financial position. If Estonia continues to experience growing inflation, the Company could be classified as a highly inflationary economy under generally accepted accounting principles. Under this circumstance, declines in the EEK would be reflected in operations and would negatively impact the Company's financial position and results of operations. To stabilize its currency, the government of Estonia has enacted monetary policy that "pegs" the exchange rate of the EEK to the German mark ("DEM") in the ratio of 8 EEK = 1 DEM. Because the exchange rate of the DEM is relatively stable against the U.S. dollar, the exchange rate of the EEK should also be expected to be relatively stable against the U.S. dollar.

     Estonia has experienced a great amount of political and economic instability and inflation has increased in 1999. Accordingly, the government's monetary policy could come under pressure. If inflation increases, both the outlook for leasing operations and the effect of translation adjustments will negatively impact the Company's financial position and results of operations.


SIGNIFICANT  TRENDS

     During 1998 EIP entered into 37 new finance leases as compared to 111 in 1997. The Company has entered into substantially no new leases in the six months ended June 30, 1999. This trend highlights the fact that the Company's leasing operations have been and are expected to continue to be adversely impacted by underdeveloped Estonian financial markets and by managements decision to employ substantially all new capital resources in funding the Company's Internet site development and in building markets for its Internet sites. The Company intends to continue servicing its existing lease portfolio but intends to enter into new leases only to the extent that such new leases are supported by EIP's cash flows from operations. Because EIP has experienced negative cash flows from operations, the Company will fund few, if any, new leases in 1999. The Company expects that negative cash flows from operations at EIP during 1999 will meet or exceed those experienced in 1998 not only due to a decline in leasing activity but also because the Company intends to use the EIP employees to help in the development of markets for the Company's internet sites and in fund raising efforts in Eastern Europe.

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

     During the three months ended June 30, 1999 the Company's revenues increased approximately $50,000 or 161% as compared to the three months ended June 30, 1998. Leasing revenues in EIP were consistent as a result of consistently weak leasing activity in EIP caused by a deterioration of the financial markets in Estonia and related limitations on the availability of capital to enter into new leases. (See Significant Trends) However, during the three months ended June 30, 1999, EIP earned approximately $50,000 in revenue for market research services provided to a related entity. These revenues account for the overall increase.

     During the three months ended June 30, 1999 the Company's operating, general and administrative costs increased by approximately $94,000 as compared to the three months ended June 30, 1998. This increase was made up of an increase in personnel costs and in legal and other professional fees. The $94,000 increase was primarily attributable to the development of the Company's PlazaRoyal.com internet site and to general business development.

     During the three months ended June 30, 1999 depreciation and amortization remained constant as compared to the three months ended June 30, 1998 due to similar levels of activity in EIP.

     During the three months ended June 30, 1999 stock and option based compensation was $6,930 due to the sale of common stock to officers and employees at below market prices. Such sales resulted in charges to compensation expense for the difference between the market price and the sales price at the date of sale. In the three months ended June 30, 1998 there were no similar sales of stock and options.

     Interest expense increased from $7,716 during the three months ended June 30, 1998 to $35,376 during the three months ended June 30, 1999. The increase was the result of the Company issuing convertible debt with a below market conversion rate during late 1998. The resulting discount on the debt has been amortized to interest expense over the term of the debt and resulted in substantially all of the increase in interest during the three months ended June 30, 1999.

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

     During the three months ended June 30, 1999 the Company had a net loss of ($85,676) compared to a net loss of ($808) in the three months ended June 30, 1998. The increased net loss was attributable to the operations in the United States, as the Company's operations in Estonia produced net income of $38,104 during the three months ended June 30, 1999 due not to leasing operations, but to fees for market research provided to a related company. As described in more detail above, the primary reasons for the increased losses were stock and option based compensation charges, increases in interest expense and increases in personnel, legal and professional fees in 1998.


SIX  MONTHS  ENDED  JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     During the six months ended June 30, 1999 the Company's revenues increased approximately $50,000 or 161% as compared to the six months ended June 30, 1998. Leasing revenues in EIP were consistent as a result of consistently weak leasing activity in EIP caused by a deterioration of the financial markets in Estonia and related limitations on the availability of capital to enter into new leases. (See Significant Trends) However, during the six months ended June 30, 1999, EIP earned approximately $50,000 in revenue for marketing research services provided to a related entity. These revenues account for the overall increase.

     During the six months ended June 30, 1999 the Company's operating, general and administrative costs increased by approximately $156,000 as compared to the six months ended June 30, 1998. This increase was made up of an increase in personnel costs and in legal and other professional fees. The $156,000 increase was primarily attributable to the development of the Company's PlazaRoyal.com internet site and to general business development.

     During the six months ended June 30, 1999 depreciation and amortization remained constant as compared to the six months ended June 30, 1998 due to similar levels of activity in EIP.

     During the six months ended June 30, 1999 stock and option based compensation was $149,504 due to the sale of common stock to officers and employees at below market prices and due to the issuance of options for purchase of common stock with exercise prices below the current price of the Company's common stock at the date of issue. Such sales resulted in charges to compensation expense for the difference between the market price and the exercise/sales price at the date of issue/sale. In the six months ended June 30, 1998 there were no similar sales of stock and options.

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

     Interest expense increased from $15,313 during the six months ended June 30, 1998 to $104,388 during the six months ended June 30, 1999. The increase was the result of the Company issuing convertible debt with a below market conversion rate during late 1998. The resulting discount on the debt has been amortized to interest expense over the term of the debt and resulted in substantially all of the increase in interest during the six months ended June 30, 1999.

     During the six months ended June 30, 1999 the Company had a net loss of ($354,892) compared to a net loss of ($3,869) in the six months ended June 30, 1998. The increased net loss was attributable to the operations in the United States as the from the Company's operations in Estonia produced net income of $38,104 during the six months ended June 30, 1999 due not to leaseing operations, but to fees for market research provided to a related company. As described in more detai l above, the primary reasons for the increased losses were stock and option based compensation charges, increases in interest expense and increases in personnel, legal and professional fees in 1998.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 1999, the Company had cash resources of approximately $93,000 and believes that it can obtain additional convertible debt from an existing related party lender of approximately $200,000 to fund its current operations. The Company's capital requirements for operations currently average approximately $150,000 per quarter and management does not expect cash requirements for operations to improve until at least the first quarter of 2000. Accordingly, the Company will require approximately a total of $300,000 from outside sources to fund its remaining 1999 operations.

     The Company does not currently have any commitments for capital expenditures in EIP. As discussed under Significant Trends above, the Company intends to continue servicing its existing lease portfolio but intends to enter into new leases only to the extent that such leases are supported by EIP's cash flows from operations. Those cash flows are not expected to allow the addition of new leases in 1999.

     The Company expects to be able to raise sufficient capital for 1999 operations but raising the capital may cause dilution in per share net tangible book value to existing shareholders. The Company will ultimately need to produce positive cash flows from operations to meet its long-term capital needs. (See Going Concern Issue above.)

                        FIRST CAPITAL INTERNATIONAL, INC.
          FORM 10-QSB FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

IMPACT  OF  THE  YEAR  2000  ISSUE

     The  Year  2000  issue is the result of computer programs and hardware with embedded date technology using two digits to define the applicable year rather than four. Any programs or hardware that are time sensitive and have not been determined to be Year 2000 compliant may recognize a date using "00" as the year 1900 rather than the year 2000. Such improper date recognition could, in turn, result in erroneous processing of data, or, in extreme situations, system failure.

     The Company is currently implementing a Year 2000 program which encompasses performing an inventory of information technology and non-information technology systems, assessing the potential problem areas, testing the systems for Year 2000 readiness, and modifying systems that are not Year 2000 compliant.

     To date, inventory and assessment are in progress for all core systems that are essential for business operations. The Company believes all of its core systems are Year 2000 compliant. Because many of the Company's systems are new and designed to be year 2000 compliant, the Company's management estimates that the work they have completed represents more than seventy-five percent of the work involved preparing the Company's systems for the Year 2000.

     Although the Company expects to be ready to continue business activities without interruption by a Year 2000 problem, Company management recognizes the general uncertainty inherent in the Year 2000 issue, in part because of the uncertainty about the Year 2000 readiness of third parties, particularly in Estonia and other Eastern European countries. Under a "worst case Year 2000 scenario", it may be necessary for the Company to temporarily interrupt normal business activities or operations and to seek outside financing for cash flow problems brought on by customer payment problems. The Company believes that such circumstances could result in a material adverse impact to its operations and in its current financial position, threaten its continued existence. The
Company has begun, but not yet completed, development of a contingency plan to deal with the most likely worst case Year 2000 scenario". The contingency plan is expected to be completed during the fourth quarter of 1999.

     Based on a current assessment, the Company's total cost of becoming Year 2000 compliant is not expected to be significant to its financial position, results of operations or cash flows and is estimated to be less than $10,000.

PART  II  -  OTHER  INFORMATION
-------------------------------

     ITEM  2.  CHANGES  IN  SECURITIES

     From April, 1999 through June, 1999, the Company sold a total of 175,000 shares of its common stock at prices ranging from $.05 per share to $.25 per share to six persons for a total consideration of $26,000. These transactions were effectuated by the company upon reliance upon exemptions from registration under the Securities Act of 1933 as amended (the 'Act") as provided in section 4(2) thereof. The certificates issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with the transactions. The transactions did not involve a public offering. The Company believes that each of the persons had knowledge and experience in financial and business matters which allow them to evaluate the merits and risks of these securities of the Company.

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (A)  EXHIBITS

               EXHIBIT  NO.  27  -  FINANCIAL  DATA  SCHEDULE

          (B)  REPORTS  ON  FORM  8-K

               NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      First Capital International, Inc.


Date:  August 24, 1999                By  /s/  Alex  Genin
      ----------------                ----------------------------------
                                               Alex  Genin
                                               Chief Executive Officer



Date:  August 24, 1999                By  /s/  Joselito H. Sangel
      ----------------                ----------------------------------
                                               Joselito H. Sangel
                                               Vice President of Finance