Form 10QSB
period 1999-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 1999-11-15
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

[X]     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Quarterly  Period  Ended  September  30, 1999

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

Check  whether  the  issuer  (1)  filed  all  reports  required  to  be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                            Yes  [X]      No  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 11, 1999: 68,561,142 shares of common stock.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated  Financial  Statements

     Consolidated  Condensed  Balance  Sheet  as  of
       December  31,  1998  and  September   30,  1999

     Consolidated  Condensed  Statement  of
       Operations  for  the  three  and  nine  months
       ended  September   30,  1999
       and  1998

     Consolidated  Condensed  Statement  of
       Stockholders'  Equity  for  the  nine  months
       ended  September   30,  1999

     Consolidated  Condensed  Statement  of  Cash
       Flows  for  the  nine  months  ended  September   30,
       1999  and  1998

     Selected  Notes  to  Consolidated  Financial
       Statements

     Item  2.  Management's  Discussion  and  Analysis  of
               Financial  Condition  and  Results  of  Operation

PART  II  -  OTHER  INFORMATION

     Item  2.  Changes  in  Securities

     Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                       PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS







                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________



                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________


                                                   PAGE(S)
                                                   -------
Unaudited Consolidated Condensed Financial
  Statements:

  Consolidated Condensed  Balance Sheet as of
    September 30, 1999 and December 31, 1998. . .  F-3

  Consolidated Condensed Statement of
    Operations for the three and nine months
    ended September 30, 1999 and 1998 . . . . . .  F-4

  Consolidated Condensed Statement of
    Stockholders' Deficit for the nine months
    ended September 30, 1999 and 1998 . . . . . .  F-5

  Consolidated Condensed Statement of Cash Flows
    for the nine months ended September 30, 1999
    and 1998. . . . . . . . . . . . . . . . . . .  F-6

Selected Notes to Consolidated Condensed
  Financial Statements. . . . . . . . . . . . . .  F-7

                          FIRST CAPITAL INTERNATIONAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEET
                      SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                     __________


                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          1999             1998
     ASSETS                                            (UNAUDITED)        (NOTE)
---------------------------------------------------  ---------------  --------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . .  $      269,334   $      61,467
  Short-term investments. . . . . . . . . . . . . .          25,000               -
  Lease receivables, net. . . . . . . . . . . . . .          94,441         107,200
  Other . . . . . . . . . . . . . . . . . . . . . .          20,732          34,794
                                                     ---------------  --------------

    Total current assets. . . . . . . . . . . . . .         409,507         203,461

Lease receivables . . . . . . . . . . . . . . . . .          94,526         119,339

Accounts and notes receivable, net. . . . . . . . .           4,225           3,082

Property and equipment, net . . . . . . . . . . . .           3,816           9,519
                                                     ---------------  --------------

      Total assets. . . . . . . . . . . . . . . . .  $      512,074   $     335,401
                                                     ===============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------

Current liabilities:
  Note payable to a related party . . . . . . . . .  $            -   $     105,958
  Accounts payable and accrued liabilities. . . . .           4,954          26,501
                                                     ---------------  --------------

    Total current liabilities . . . . . . . . . . .           4,954         132,459

Long-term debt to a related party . . . . . . . . .         305,474         333,641
                                                     ---------------  --------------

      Total liabilities . . . . . . . . . . . . . .         310,428         466,100
                                                     ---------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 68,538,142 and 55,751,142
    shares issued and outstanding at September 30,
    1999 and December 31, 1998, respectively. . . .          68,538          55,751
  Additional paid-in capital. . . . . . . . . . . .       1,391,814         681,746
  Accumulated deficit . . . . . . . . . . . . . . .      (1,257,839)       (865,340)
  Accumulated foreign currency translation
    adjustments . . . . . . . . . . . . . . . . . .            (867)         (2,856)
                                                     ---------------  --------------

      Total stockholders' equity (deficit). . . . .         201,646        (130,699)
                                                     ---------------  --------------

        Total liabilities and stockholders'
          equity (deficit). . . . . . . . . . . . .  $      512,074   $     335,401
                                                     ===============  ==============

Note:  The consolidated balance sheet at December 31, 1998 has been derived from the audited  financial  statements  at  that  date  but  does  not  include  all  of the information  and  footnotes required by generally accepted accounting principles for complete  financial  statements.  See  accompanying  notes.

                           FIRST CAPITAL INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                       __________
                                      (UNAUDITED)


                                    THREE  MONTHS  ENDED        NINE  MONTHS  ENDED
                                       SEPTEMBER  30,              SEPTEMBER  30,
                                 --------------------------  --------------------------
                                     1999          1998          1999          1998
                                 ------------  ------------  ------------  ------------
Revenue:
  Interest income . . . . . . .  $     9,559   $    12,420   $    28,977   $    34,321
  Other operating revenue . . .       75,252           162       137,181         9,387
                                 ------------  ------------  ------------  ------------

    Total revenue . . . . . . .       84,811        12,582       166,158        43,708
                                 ------------  ------------  ------------  ------------

Costs and expenses:
  Operating, general and admin-
    istrative expenses. . . . .       75,511         5,038       239,287        13,234
  Stock and option based com-
    pensation . . . . . . . . .       14,375             -       163,879             -
  Depreciation and amortization        1,529         2,171         5,523         6,341
  Interest expense. . . . . . .       27,310         8,098       131,698        23,411
  Other expense, net. . . . . .        3,693         2,441        18,270         9,757
                                 ------------  ------------  ------------  ------------

    Total costs and expenses. .      122,418        17,748       558,657        52,743
                                 ------------  ------------  ------------  ------------

Net loss. . . . . . . . . . . .  $   (37,607)  $    (5,166)  $  (392,499)  $    (9,035)
                                 ============  ============  ============  ============

Basic and dilutive net loss
  per common share. . . . . . .  $     (0.00)  $     (0.00)  $     (0.01)  $     (0.00)
                                 ============  ============  ============  ============

Weighted average shares
  outstanding . . . . . . . . .   66,558,479    46,651,142    64,287,809    46,651,142
                                 ============  ============  ============  ============

                             See accompanying notes.

                               FIRST CAPITAL INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           __________
                                          (UNAUDITED)


                                                                       FOREIGN       COMPRE-
                                        ADDITIONAL                    CURRENCY       HENSIVE
                               COMMON     PAID-IN     ACCUMULATED    TRANSLATION      INCOME
                                STOCK     CAPITAL       DEFICIT      ADJUSTMENT       (LOSS)
                               -------  -----------  -------------  -------------  ------------
Balance at December 31, 1998.  $55,751  $   681,746  $   (865,340)  $     (2,856)  $  (827,955)
                                                                                   ------------

Net loss. . . . . . . . . . .        -            -      (392,499)             -      (392,499)

Other comprehensive income-
  foreign currency transla-
  tion adjustment . . . . . .        -            -             -          1,989         1,989
                                                                                   ------------

  Comprehensive income                                                                (390,510)
                                                                                   ------------

Common stock issued
  (12,787,000 shares) . . . .   12,787      683,751             -              -             -

Value of conversion feature
  on convertible debt . . . .        -       26,317             -              -             -
                               -------  -----------  -------------  -------------  ------------

Balance at September 30,
  1999. . . . . . . . . . . .  $68,538  $ 1,391,814  $ (1,257,839)  $       (867)  $(1,218,465)
                               =======  ===========  =============  =============  ============

                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________
                                   (UNAUDITED)


                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              ----------  ---------
                                                 1999       1998
                                              ----------  ---------
Cash flows from operating activities:. . . .  $(122,240)  $(13,166)
                                              ----------  ---------

Cash flows from investing activities:
  Purchase of short-term investments . . . .    (44,951)         -
  Proceeds from sale of short-term
    investments. . . . . . . . . . . . . . .     19,951          -
                                              ----------  ---------

        Net cash provided by investing
          activities . . . . . . . . . . . .    (25,000)         -
                                              ----------  ---------

Cash flows from financing activities:
  Proceeds from sale of common stock . . . .    278,139     21,378
  Proceeds from notes payable to a
    related party and conversion feature . .    113,441          -
  Payments on long-term debt to a
    related party. . . . . . . . . . . . . .    (38,462)         -
                                              ----------  ---------

        Net cash provided by financing
          activities . . . . . . . . . . . .    353,118     21,378
                                              ----------  ---------

Effects of exchange rate changes on cash . .      1,989      3,501
                                              ----------  ---------

Net increase in cash and cash equivalents. .    207,867     11,713

Cash and cash equivalents, beginning
  of period. . . . . . . . . . . . . . . . .     61,467     42,292
                                              ----------  ---------

Cash and cash equivalents, end of period . .  $ 269,334   $ 54,005
                                              ==========  =========

Non-cash investing and financing activities:

  Conversion of note payable to a related
    party to common stock. . . . . . . . . .  $ 300,000   $      -

                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.     INTERIM  FINANCIAL  STATEMENTS
       ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the respective full years.

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

3.     STOCKHOLDERS'  EQUITY
       ---------------------

During the nine months ended September 30, 1999, the Company issued shares of common stock and had other increases to stockholders' equity as follows:

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

3.     STOCKHOLDERS'  EQUITY,  CONTINUED
       ---------------------------------

                                            ADDITIONAL
                                   COMMON     PAID-IN
                                    STOCK     CAPITAL     TOTAL
                                   -------  -----------  --------
  Common stock issued for cash. .  $ 3,045  $   275,094  $278,139

  Compensation recognized on
    common stock issued to of-
    ficers and employees at
    below market value (22,000
    shares) . . . . . . . . . . .       22      118,377   118,399

  Common stock issued in payment
    of note payable to a related
    party (9,720,000 shares). . .    9,720      290,280   300,000
                                   -------  -----------  --------

                                   $12,787  $   683,751  $696,538
                                   =======  ===========  ========

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

Following  is  a  summary  of  segment  information:

                            THREE MONTHS ENDED NINE MONTHS ENDED
                               SEPTEMBER 30,     SEPTEMBER 30,
                             -------  -------  --------  -------
                              1999     1998      1999     1998
                             -------  -------  --------  -------
Net Revenue:
  United States - Corporate  $     -  $     -  $      -  $     -
  Estonia - Leasing . . . .   84,819   12,582   166,158   43,708
                             -------  -------  --------  -------

    Total net revenue . . .  $84,819  $12,582  $166,158  $43,708
                             =======  =======  ========  =======

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

4.     SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
       -------------------------------------------------

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                                ---------  --------  ----------  --------
                                  1999       1998       1999       1998
                                ---------  --------  ----------  --------
Income (loss) from operations:
  United States - Corporate. .  $(79,868)  $     -   $(423,201)  $     -
  Estonia - Leasing. . . . . .    42,261    (5,166)     80,275    (9,035)
                                ---------  --------  ----------  --------

    Total loss from operations  $(37,607)  $(5,166)  $(342,926)  $(9,035)
                                =========  ========  ==========  ========

                             SEPTEMBER 30,  DECEMBER 31,
                                  1999          1998
                             -------------  ------------
Assets:
  United States - Corporate  $     133,972  $          -
  Estonia - Leasing . . . .        378,102       335,401
                             -------------  ------------

    Total assets. . . . . .  $     512,074  $    335,401
                             =============  ============

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following description of the Company's financial position and results of operations should be read in conjunction with the Financial Statements and the Notes to Financial Statements, contained in this report as set forth beginning on page F-1.

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

     The operations of EIP are conducted in Estonia with transactions denominated in the local currency of Estonia, the EEK. Therefore, the Company has exposure to foreign currency fluctuations and foreign government intervention such as a devaluation of the local currency (see below for discussion of foreign currency issues). The Company believes that EIP's existing cash flow is adequate to fund its existing lease portfolio. The Company's future ability to enter into new leases is dependent upon the availability of financing. The Company's main objective for the next 12 months is to maintain the existing portfolio of leases.

     The Company presently believes that the development and expansion of its e-commerce business web site, Plaza Royal.com, will require additional capital. The Company will seek financing for Plaza Royal.com through the sale of debt or equity. In order to achieve these objectives, the Company will be required to raise additional funds from the sale of equity or debt. The sale of equity securities could dilute the Company's existing stockholders' interest, and borrowings from third parties could result in restrictive loan terms which would increase the Company's debt service requirements and could restrict the Company's operations. It is unknown at this time whether the Company will be successful in raising capital on reasonable terms for the purpose of increasing the capital base of EIP or for financing the further development of Plaza Royal.com.

PLAN  OF  OPERATION

     The Company's current plan of operation involves the further development of our main E-commerce Portal: PlazaRoyal.com. The Company originally developed this portal in March and April of 1999. At the present time the Company is actively in the process of signing on new merchants for the PlazaRoyal.com Mall. Among those already signed are Dell Computers, CBS Sport Stores, Discover Nature Stores, the Sharper Image, Omaha Steaks, the Swiss Army Depot, Office Max, Hickory Farms and Amazon.com.

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

ANALYSIS  OF  FINANCIAL  CONDITION

     The Company is actively seeking new acquisitions in the United States and throughout Europe and currently negotiations are underway for the acquisition of several E-commerce companies in the United States, as well as travel related service companies with E-commerce features. The Company is pursuing several new acquisition opportunities in Eastern Europe and is presently negotiating for the acquisition of several Internet providers in the Baltic Region. The Company is seeking to accomplish any further acquisition on a stock exchange basis only. This would enable the Company to acquire additional assets and maintain its cash flow as well. However, it may result in substantial dilution in per share net tangible book value to existing shareholders.

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

     The Company currently has plans to increase the number of its employees by hiring a marketing manager and an operations manager. Also, the Company has contracted with the E-commerce Solution Company in order to provide full E-commerce services to the clients of the PlazaRoyal.com portal. The Company intends to finance these respective expenditures from the sale of its securities and the Company's existing stockholders could suffer significant dilution in per share net tangible book value from such sales of securities by the Company.

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

GOING  CONCERN  ISSUE

     During 1998 and 1997, the Company has been dependent on debt and equity raised from individual investors and related parties to sustain its operations and has incurred net losses of $827,104 and $30,078, respectively. Also, during the year ended December 31, 1998, the Company had negative cash flows from operations of $190,567. These factors along with a stockholders' deficit of $130,699 at December 31, 1998 raise substantial doubt about the Company's ability to continue as a going concern.

     During the nine months ended September 30, 1999 and the year ended December 31, 1998 the Company has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During those periods the Company has incurred net losses of ($392,499) and ($827,104), respectively. Additionally, the Company had negative cash flows from operations during those periods of $122,240 and $190,567, respectively. These factors along with am accumulated deficit of $1,257,839 at September 30, 1999 raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's long-term viability as a going concern is dependent upon three key factors as follows:

--- The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations.

--- The ability of the Company to acquire or internally develop viable businesses.

--- The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

     As a result of potential liquidity problems that the Company faces, its auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on the Company's financial statements for the year ended December 31, 1998 indicating that substantial doubt exists about the Company's ability to continue as a going concern.

     Management has specific plans to address the financial situation as follows:

--- In the near term the Company plans a private placement of its common stock to qualified investors to fund its current operations.

--- In the near term, the Company recently became a reporting company under the Securities and Exchange Act of 1934. Management believes this step will provide a market for its common stock and provide a means of obtaining future funds necessary to implement its business plan.

--- In the long-term, the Company believes that cash flows from acquired businesses and businesses that it is currently developing will provide the resources for its continued operations. The Company has developed PlazaRoyal.com, a virtual mall, for launch on the Internet. Management Believes that revenues from this virtual mall, if successfully marketed, will more than cover overhead at the corporate level. Acquisition activities and development of the Company's Internet project resulted in corporate headquarters accounting for 95% of the Company's total net loss in 1998 and substantially all of the Company's total net loss for the nine months ended September 30, 1999.

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

FOREIGN  CURRENCY  TRANSLATION  AND  INFLATION  ISSUES

     Foreign  Currency  Issues.  EIP's functional currency is the Estonian kroon
     -------------------------
("EEK") and substantially all business conducted by EIP is conducted within Estonia. Small changes in the U.S. dollar/EEK exchange rate do not have a significant impact on EIP's financial position or results of operations. However, declines in the value of the EEK generally reduce the value of certain of EIP's assets and cause deterioration in the Company's overall financial position. To stabilize its currency, the government of Estonia has enacted monetary policy that "pegs" the exchange rate of the EEK to the German mark ("DEM") in the ratio of 8 EEK = 1 DEM. Because the exchange rate of the DEM is relatively stable against the U.S. dollar, the exchange rate of the EEK should also be expected to be relatively stable against the U.S. dollar.

     The local currency of Estonia is the Estonian kroon or EEK. Because the EEK is the functional currency for its Estonian subsidiary under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS
52), assets and liabilities denominated in foreign functional currencies are generally translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. Therefore, the Company has exposure to foreign currency fluctuations and foreign government intervention such as a devaluation of the local currency, or a freeze of international transfer of funds. The Estonian Central Bank does not have the power to devalue the EEK, and technical fluctuations are restricted to 3%. However, a devaluation of the German Mark (DM) or the Euro could occur, with a resulting effect on the exchange rate of the EEK. The Estonian Central Bank has officially pegged the EEK at 8 EEK = 1 DM. Therefore, the Company is also subject to foreign currency risks related to the DM. Relative to the U.S.
dollar, a declining EEK or DM would negatively impact the value, in U.S. dollars, of the Company's transactions in Estonia. The Estonian Central Bank has also officially pegged to the Euro at 15.64 EEK = 1 Euro, which is considered the equivalent of the DM peg. Therefore, the Company is also subject to the same types of foreign currency risks related to the Euro Relative to the U.S. dollar, a declining Euro would negatively impact the value, in U.S. dollars, of the Company's transactions in Estonia.

     The Company's results of operations were improved when the Company's functional currency changed from the U.S. dollar to the Estonian Kroon. Estonia's economy has a historically higher inflation rate than the United States economy and all currency losses associated with the translation of financial statements where the U.S. dollar is considered the functional currency are reflected as losses in operations rather than as charges against stockholders' equity as is the case when the Estonian kroon is considered EIP's functional currency.

     Estonian  Inflation  Issues.  Estonia  does  not have a highly inflationary
     ---------------------------
economy now, although in the recent past it did. Estonia has experienced a great amount of political and economic instability and inflation increased, but then stabilized in 1999. Accordingly, the government's monetary policy could come under pressure. If inflation increases, both the outlook for leasing operations and the effect of translation adjustments will negatively impact the Company's financial position and results of operations. According to the July 12, 1999 "Quarterly Review-Estonia", a PricewaterhouseCoopers publication, the Estonian inflation rate has been negative since December, 1998, and the Estonian Consumer Price Index growth rate has fallen to 3.1% in June, 1999 from 10.2% in June, 1998. The tight credit environment has led to a reduction in imports and an increase in unemployment, both of which act to reduce inflationary tendencies and to lower consumer prices. If Estonia experiences growing inflation, then Estonia's economy could be classified as a highly inflationary economy under generally accepted accounting principles. Under such circumstances, declines in the value of the EEK would be reflected in operations and would negatively impact the Company's financial position and results of operations.

SIGNIFICANT  TRENDS

     During 1998 EIP entered into 37 new finance leases as compared to 111 in 1997. Substantially all leases entered into by EIP are finance leases and the average dollar amount of each lease was approximately $14,630 in both 1998 and 1997. This trend highlights the fact that the Company's leasing operations have been and are expected to continue to be adversely impacted by underdeveloped Estonian financial markets and by managements decision to employ substantially all new capital resources in funding the Company's Internet site development and in building markets for its Internet sites. The Company intends to continue servicing its existing lease portfolio but intends to enter into new leases only to the extent that such new leases are supported by EIP's cash flows from operations. Because EIP experienced negative cash flows from operations of approximately $7,000 during 1998, the Company will fund few, if any, new leases in 1999. The Company expects that negative cash flows from operations at EIP during 1999 will meet or exceed those experienced in 1998 not only due to a decline in leasing activity but also because the Company intends to use the EIP employees to help in the development of markets for the Company's Internet sites and in fund raising efforts in Eastern Europe.

RESULTS  OF  OPERATIONS

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     During the three months ended September 30, 1999 the Company's revenues increased approximately $72,000 or 570% as compared to the three months ended September 30, 1998. Leasing revenues in EIP were consistent as a result of consistently weak leasing activity in EIP caused by a deterioration of the financial markets in Estonia and related limitations on the availability of capital to enter into new leases. (See Significant Trends) However, during the three months ended September 30, 1999, EIP earned approximately $66,000 in revenue for market research services provided to a related entity. These revenues account for the overall increase.

     During the three months ended September 30, 1999 the Company's operating, general and administrative costs increased by approximately $70,000 as compared to the three months ended September 30, 1998. This increase was made up of an increase in personnel costs and in legal and other professional fees. The increase was primarily attributable to the development of the Company's PlazaRoyal.com Internet site and to general business development.

     During the three months ended September 30, 1999 depreciation and amortization remained relatively constant as compared to the three months ended September 30, 1998 due to similar levels of activity in EIP.

     During the three months ended September 30, 1999 stock and option based compensation was $14,375 due to the sale of common stock to officers and employees at below market prices. Such sales resulted in charges to compensation expense for the difference between the market price and the sales price at the date of sale. In the three months ended September 30, 1998 there were no similar sales of stock and options.

     Interest expense increased from $8,098 during the three months ended September 30, 1998 to $27,310 during the three months ended September 30, 1999. The increase was the result of the Company issuing convertible debt with a below market conversion rate during late 1998. The resulting discount on the debt has been amortized to interest expense over the term of the debt and resulted in substantially all of the increase in interest during the three months ended September 30, 1999.

     During the three months ended September 30, 1999 the Company had a net loss of $37,607 compared to a net loss of $5,166 in the three months ended September 30, 1998. The increased net loss was attributable to the operations in the United States, as the Company's operations in Estonia produced net income of $42,261 during the three months ended September 30, 1999 due not to leasing operations, but to fees for market research provided to a related company. As described in more detail above, the primary reasons for the increased losses were stock and option based compensation charges, increases in interest expense and increases in personnel, legal and professional fees in 1998.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     During the nine months ended September 30, 1999 the Company's revenues increased approximately $122,000 or 289% as compared to the nine months ended September 30, 1998. Leasing revenues in EIP were consistent as a result of consistently weak leasing activity in EIP caused by a deterioration of the financial markets in Estonia and related limitations on the availability of capital to enter into new leases (See Significant Trends). However, during the nine months ended September 30, 1999, EIP earned approximately $116,268 in revenue for marketing research services provided to a related entity. These revenues account for the overall increase.

     During the nine months ended September 30, 1999 the Company's operating, general and administrative costs increased by approximately $226,000 as compared to the nine months ended September 30, 1998. This increase was made up of an increase in personnel costs and in legal and other professional fees. The increase was primarily attributable to the development of the Company's PlazaRoyal.com Internet site and to general business development.

     During the nine months ended September 30, 1999 depreciation and amortization remained constant as compared to the nine months ended September 30, 1998 due to similar levels of activity in EIP.

     During the nine months ended September 30, 1999 stock and option based compensation was $163,879 due to the sale of common stock to officers and employees at below market prices and due to the issuance of options for purchase of common stock with exercise prices below the current price of the Company's common stock at the date of issue. Such sales resulted in charges to compensation expense for the difference between the market price and the exercise/sales price at the date of issue/sale. In the nine months ended
September  30,  1998  there  were  no  similar  sales  of  stock  and  options.

     Interest expense increased from $23,411 during the nine months ended September 30, 1998 to $131,698 during the nine months ended September 30, 1999. The increase was the result of the Company issuing convertible debt with a below market conversion rate during late 1998. The resulting discount on the debt has been amortized to interest expense over the term of the debt and resulted in substantially all of the increase in interest during the nine months ended September 30, 1999.

     During the nine months ended September 30, 1999 the Company had a net loss of $ 392,499 compared to a net loss of $9,035 in the nine months ended September 30, 1998. The increased net loss was attributable to the operations in the United States as the Company's operations in Estonia produced net income of $80,275 during the nine months ended September 30, 1999 due not to leasing operations, but to fees for market research provided to a related company. As described in more detail l above, the primary reasons for the increased losses were stock and option based compensation charges, increases in interest expense and increases in personnel, legal and professional fees in 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 1999, the Company had cash resources of approximately $269,334. The Company's cash requirements for operations for the last quarter of 1999 will be approximately $60,000. The Company estimates that during the year 2000, its cash requirements will be approximately $150,000 per quarter. Accordingly, the Company will require approximately $150,000 from outside sources to fund its operations for each quarter of the year 2000. At October 1, 1999, the Company had on hand cash resources of approximately $120,000. To the extent that the Company's cash on hand is otherwise fully allocated or disbursed before the end of the last quarter of 1999, the Company plans to obtain additional financing through the sale of its securities and by obtaining debt financing. Further, the Company plans to sell its securities to obtain financing in the year 2000, until cash flow from operations is adequate to fund the Company's ongoing cash requirements. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to the Company.

     The Company has no material commitments for capital expenditures for its U.S.A. operations, and anticipates future material capital commitments for its 1999 U.S.A. operations as follows, but only if funds become available: $20,000 for advertising the Plaza Royal web site, $30,000 for merchandise for resale by Plaza Royal and $10,000 for Internet e-commerce operating expenses.

     The Company does not currently have any commitments for capital expenditures in EIP. The Company intends to continue servicing its existing lease portfolio but intends to enter into new leases only to the extent that such leases are supported by EIP's cash flows from operations. Those cash flows are not expected to allow additional leases in 1999 (See Significant Trends above). The Company has no anticipated capital commitments for EIP.

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

     In assessing the readiness of third parties, the Company has received correspondence from Hagen & Associates ("Hagen"), the Company's Internet web site host and service provider, dated September 28, 1999, stating that Hagen has found its systems to be Year 2000 compliant.

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

                         PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended September 30, 1999, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     In July, 1999 one investor purchased 40,000 shares of common stock of the Company for $.25 per share, or total consideration of $10,000.00.

     In August, 1999, two employees received a total of 10,000 shares of common stock of the Company as compensation for services rendered.

     In August, 1999, one creditor of the Company received 2,280,000 shares of common stock of the Company upon conversion of $114,000 of debt of the Company at a conversion price of $.05 per share.

     In August, 1999, the Company sold a total of 1,000,000 shares of common stock to one investor for cash consideration of $200,000.

     In September, 1999 the Company issued a total of 10,000 shares of common stock to a vendor as compensation for services rendered.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

EXHIBIT  NO.  27  -  FINANCIAL  DATA  SCHEDULE

(B)  REPORTS  ON  FORM  8-K

NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          First  Capital  International,  Inc.

Date:  November  12,  1999                By  /s/  Alex  Genin
                                          ------------------------------
                                              Alex  Genin
                                              Chief  Executive  Officer



Date:  November  12,  1999                By  /s/  Joselito  H.  Sangel
                                          ------------------------------
                                              Joselito  H.  Sangel
                                              Vice  President  of  Finance