Form 10QSB/A
period 1999-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 1999-12-08
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
                                 Amendment No. 1


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


PAGE(S)
-------------------------------------------------

Unaudited Consolidated Condensed Financial
  Statements:

  Consolidated Condensed  Balance Sheet as of
    September 30, 1999 and December 31, 1998       F-3

  Consolidated Condensed Statement of
    Operations for the three and nine months
    ended September 30, 1999 and 1998              F-4

  Consolidated Condensed Statement of
    Stockholders' Deficit for the nine months
    ended September 30, 1999 and 1998              F-5

  Consolidated Condensed Statement of Cash Flows
    for the nine months ended September 30, 1999
    and 1998                                       F-6

Selected Notes to Consolidated Condensed
  Financial Statements                             F-7



                        FIRST CAPITAL INTERNATIONAL, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEET
                     SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                    __________



                                                       SEPTEMBER 30,  DECEMBER 31,
                                                          1999           1998
     ASSETS                                           (UNAUDITED)       (NOTE)
---------------------------------------------------  --------------  ------------
                                                       (RESTATED)     (RESTATED)
Current assets:
  Cash and cash equivalents                          $     269,334   $    61,467
  Short-term investments                                    25,000             -
  Lease receivables, net                                    94,441       107,200
  Other                                                     20,732        34,794
                                                     --------------  ------------

    Total current assets                                   409,507       203,461

Lease receivables                                           94,526       119,339

Accounts and notes receivable, net                           4,225         3,082

Property and equipment, net                                  3,816         9,519
                                                     --------------  ------------

      Total assets                                   $     512,074   $   335,401
                                                     ==============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------

Current liabilities:
  Note payable to a related party                    $           -   $    65,390
  Accounts payable and accrued liabilities                   4,954        26,501
                                                     --------------  ------------

    Total current liabilities                                4,954        91,891

Long-term debt to a related party                          305,474       333,641
                                                     --------------  ------------

      Total liabilities                                    310,428       425,532
                                                     --------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 68,538,142 and 55,751,142
    shares issued and outstanding at September 30,
    1999 and December 31, 1998, respectively                68,538        55,751
  Additional paid-in capital                             2,650,687     1,535,970
  Accumulated deficit                                   (2,516,712)   (1,678,996)
  Accumulated foreign currency translation
    adjustments                                               (867)       (2,856)
                                                     --------------  ------------

      Total stockholders' equity (deficit)                 201,646       (90,131)
                                                     --------------  ------------

        Total liabilities and stockholders'
          equity (deficit)                           $     512,074   $   335,401
                                                     ==============  ============

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

                           FIRST CAPITAL INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                       __________
                                      (UNAUDITED)


                                     THREE  MONTHS  ENDED        NINE  MONTHS  ENDED
                                        SEPTEMBER  30,              SEPTEMBER  30,
                                 --------------------------  --------------------------
                                     1999          1998          1999          1998
                                 ------------  ------------  ------------  ------------
                                  (RESTATED)                  (RESTATED)
Revenue:
  Interest income                $     9,559   $    12,420   $    28,977   $    34,321
  Other operating revenue             75,252           162       137,181         9,387
                                 ------------  ------------  ------------  ------------

    Total revenue                     84,811        12,582       166,158        43,708
                                 ------------  ------------  ------------  ------------

Costs and expenses:
  Operating, general and admin-
    istrative expenses               132,337         5,038       296,113        13,234
  Stock and option based com-
    pensation                         17,500             -       416,210             -
  Depreciation and amortization        1,529         2,171         5,523         6,341
  Interest expense                    27,310         8,098       267,758        23,411
  Other expense, net                   3,693         2,441        18,270         9,757
                                 ------------  ------------  ------------  ------------

    Total costs and expenses         182,369        17,748     1,003,874        52,743
                                 ------------  ------------  ------------  ------------

Net loss                         $   (97,558)  $    (5,166)  $  (837,716)  $    (9,035)
                                 ============  ============  ============  ============

Basic and dilutive net loss
  per common share               $     (0.00)  $     (0.00)  $     (0.01)  $     (0.00)
                                 ============  ============  ============  ============

Weighted average shares
  outstanding                     66,558,479    46,651,142    64,287,809    46,651,142
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



                                                                        FOREIGN       COMPRE-
                                         ADDITIONAL                    CURRENCY       HENSIVE
                                COMMON     PAID-IN     ACCUMULATED    TRANSLATION      INCOME
                                 STOCK     CAPITAL       DEFICIT      ADJUSTMENT       (LOSS)
                                -------  -----------  -------------  -------------  ------------
Balance at December 31, 1998,
  as restated                   $55,751  $ 1,535,970  $ (1,678,996)  $     (2,856)  $(1,639,371)
                                                                                    ------------

Net loss, as restated                 -            -      (837,716)             -      (837,716)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                     -            -             -          1,989         1,989
                                                                                    ------------

  Comprehensive income, as
    restated                                                                           (835,727)
                                                                                    ------------

Common stock issued, as re-
  stated (12,787,000 shares)     12,787      904,027             -              -             -

Compensatory stock options,
  as restated                         -       77,500             -              -             -

Value of conversion feature
  on convertible debt, as
  restated                            -      133,190             -              -             -
                                -------  -----------  -------------  -------------  ------------

Balance at September 30,
  1999, as restated             $68,538  $ 2,650,687  $ (2,516,712)  $       (867)  $(2,475,098)
                                =======  ===========  =============  =============  ============

                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________
                                   (UNAUDITED)


                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                               ---------------------
                                                  1999       1998
                                               ----------  ---------
(RESTATED)
Cash flows from operating activities:          $(166,989)  $(13,166)
                                               ----------  ---------

Cash flows from financing activities:
  Proceeds from sale of common stock             278,139     21,378
  Proceeds from notes payable to a
    related party                                133,190          -
  Payments on long-term debt to a
    related party                                (38,462)         -
                                               ----------  ---------

        Net cash provided by financing
          activities                             372,867     21,378
                                               ----------  ---------

Effects of exchange rate changes on cash           1,989      3,501
                                               ----------  ---------

Net increase in cash and cash equivalents        207,867     11,713

Cash and cash equivalents, beginning
  of period                                       61,467     42,292
                                               ----------  ---------

Cash and cash equivalents, end of period       $ 269,334   $ 54,005
                                               ==========  =========


Non-cash investing and financing activities:

  Conversion of note payable to a related
    party to common stock                      $ 300,000   $      -

  Short term investment received in payment
    Of accounts receivable                     $  44,951   $      -


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


2.     RESTATEMENT  OF  FINANCIAL  STATEMENTS
       --------------------------------------

During the nine months ended September 30, 1999, the Company issued 22,000 shares of its common stock for services at prices representing a discount from the quoted market price of the Company's common stock at the dates of issue.
The Company also issued 300,000 non-qualified compensatory stock options for shares of its common stock and convertible debt with a beneficial conversion feature. The stock options bear exercise prices that represent a discount from the quoted market price of the Company's common stock at the date of issue. The fair value of the Company's common stock, for purposes of determining compensation expense associated with stock and stock options and the value of the beneficial conversion feature associated with convertible debt, was determined based upon quoted market prices in an inactive market with discounts for trading restrictions on such shares and a thin market for the Company's common stock. Generally accepted accounting principles do not allow for such discounts from the quoted market price.

The effect of correcting this error in application of generally accepted accounting principles on the Company's financial statements at September 30, 1999 and for the nine months then ended, is as follows:

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

2.     RESTATEMENT  OF  FINANCIAL  STATEMENTS,  CONTINUED
       --------------------------------------------------

Decrease in total assets                $        -
                                        ===========

Decrease in total liabilities           $        -
                                        ===========

Increase in common and preferred stock
  and additional paid-in capital        $1,258,873
                                        ===========

Increase in accumulated deficit         $1,258,877
                                        ===========

Increase in net loss                    $  445,217
                                        ===========

Increase in basic and dilutive net
  loss per common share                 $    (0.00)
                                        ===========


3.     SHORT-TERM  INVESTMENTS
       -----------------------

Short-term investments at September 30, 1999 consist of marketable equity securities that are considered trading securities. Accordingly, unrealized gains and losses are included in net earnings. Short-term investments are reported at market value based upon quoted market prices. The Company utilizes the specific identification method in accounting for its short-term investments.


4.     INCOME  TAXES
       -------------

The difference between the 34% federal statutory income tax rate shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


5.     STOCKHOLDERS'  EQUITY
       ---------------------

During the nine months ended September 30, 1999, the Company issued shares of common stock and had other increases to stockholders' equity as follows:

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

5.     STOCKHOLDERS'  EQUITY,  CONTINUED
       ---------------------------------

                                              ADDITIONAL
                                     COMMON     PAID-IN
                                     STOCK      CAPITAL     TOTAL
                                    --------  -----------  --------
  Common stock issued for cash
    (3,045,000 shares)              $  3,045  $   275,094  $278,139

  Compensation recognized on
    common stock issued to of-
    ficers and employees at
    below market value (22,000
    shares)                               22      338,653   338,675

  Common stock issued in payment
    of note payable to a related
    party (9,720,000 shares)           9,720      290,280   300,000
                                    --------  -----------  --------

                                      12,787     $904,027  $916,814
                                    ========  ===========  ========

During the nine months ended September 30, 1999, the Company also issued compensatory stock options to a consultant and to the Company's chief executive officer to acquire a total of 300,000 shares of the Company's common stock. Such options included exercise prices less than the fair value of the Company's common stock at the date of grant and, accordingly, compensation expense totaling $77,500 was recognized in connection with such options.


6.     SEGMENT  AND  GEOGRAPHIC  INFORMATION
       -------------------------------------

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

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

6.     SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
       -------------------------------------------------

Following  is  a  summary  of  segment  information:

                                THREE  MONTHS  ENDED    NINE  MONTHS  ENDED
                                    SEPTEMBER  30,        SEPTEMBER  30,
                                ---------------------  ---------------------
                                   1999        1998       1999        1998
                                -----------  --------  -----------  --------
                                (RESTATED)             (RESTATED)
Net Revenue:
  United States - Corporate     $        -   $     -   $        -   $     -
  Estonia - Leasing                 84,811    12,582      166,158    43,708
                                -----------  --------  -----------  --------

    Total net revenue           $   84,811   $12,582   $  166,158   $43,708
                                ===========  ========  ===========  ========


Income (loss) from operations:
  United States - Corporate     $ (139,819)  $     -   $ (917,991)  $     -
  Estonia - Leasing                 42,261    (5,166)      80,275    (9,035)
                                -----------  --------  -----------  --------

    Total loss from operations  $  (97,558)  $(5,166)  $ (837,716)  $(9,035)
                                ===========  ========  ===========  ========


                             SEPTEMBER 30,   DECEMBER 31,
                                  1999           1998
                             --------------  -------------

Assets:
  United States - Corporate  $      133,972  $           -
  Estonia - Leasing                 378,102        335,401
                             --------------  -------------

    Total assets             $      512,074  $     335,401
                             ==============  =============

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

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998


     During the nine months ended September 30, 1999 the Company's revenues increased approximately $122,000 or 289% as compared to the nine months ended September 30, 1998. Leasing revenues in EIP were consistent as a result of consistently weak leasing activity in EIP caused by a deterioration of the financial markets in Estonia and related limitations on the availability of capital to enter into new leases (See Significant Trends). However, during the nine months ended September 30, 1999, EIP earned approximately $116,268 in revenue for marketing research services provided to a related entity. These revenues account for the overall increase. The marketing research revenue is not expected to continue.


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


                                          First  Capital  International,  Inc.

Date:  November  30,  1999                By  /s/  Alex  Genin
                                          ------------------------------
                                              Alex  Genin
                                              Chief  Executive  Officer



Date:  November  30,  1999                By  /s/  Joselito  H.  Sangel
                                          ------------------------------
                                              Joselito  H.  Sangel
                                              Vice  President  of  Finance

****