Form 10KSB
period 1999-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2000-03-30
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION *
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: DECEMBER 31, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission  File  Number:  0-26271

                        FIRST CAPITAL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                        76-0582435
    (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                          identification No.)

                  5120 Woodway, Suit 9004, Houston, Texas 77056
          (Address of principal executive offices, including zip code)
                 Voice: (713) 629-4866      Fax: (713) 629-4913
              (Registrant's telephone number, including area code)

               With copies to:  Robert D. Axelrod, Attorney At Law
                           Axelrod, Smith & Kirshbaum
                         5300 Memorial Drive, Suite 700
                              Houston, Texas 77007
            Voice:  (713) 861-1996 ext. 116        Fax (713) 552-0202

         Securities registered under Section 12(b) of the Exchange Act:
       Title of Each Class:     N/A           Name of Each Exchange on which
                               Registered:     N/A

          Securities registered pursuant to 12(g) of the Exchange Act:
            Title of Each Class:       Common Stock, $.001 par value

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the year ended December 31, 1999 were $185,432. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 20, 2000 was $7,922,282. As of March 27, 2000, there were 71,068,742 shares of common stock outstanding.

                                TABLE OF CONTENTS


PART  I

Item 1..  Business                                                          1

Item 2..  Properties                                                       12

Item 3..  Legal Proceedings                                                13

Item 4..  Submission of Matters to a Vote of Security Holders              13

PART II

Item 5..  Market for Registrant's Common Equity
          and Related Stockholder Matters                                  13

Item 6..  Management's Discussion and Analysis
          of Financial Condition and Results of Operations                 15

Item 7..  Financial Statements                                       22 & F-1

Item 8..  Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                           22

PART III

Item 9..  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a)
          of The Exchange Act                                              23

Item 10.  Executive Compensation                                           24

Item 11.  Security Ownership of Certain Beneficial Owners
          And Management                                                   27

Item 12.  Certain Relationships and Related Transactions                   29

Item 13.  Exhibits and Reports on Form 8-K                                 31

                                     PART I

Item  1.   Description  of  Business

INTRODUCTION

     We  presently  operate  in  two  business  segments:


     -     e-Commerce.  We  own  and  operate  an  Internet retail shopping site
           ----------
           called PlazaRoyal.com, located at www.PlazaRoyal.com, which went active in March 1999. The main focus of this site is the marketing of U.S. retailers to European consumers. We are presently seeking additional cyber retail tenants to lease space at this web site and to date PlazaRoyal.com has generated $15,244 in revenues since its inception. We own and operate a legal directory and portal web site called LegalClaims.com that provides consumers with listings of providers of legal services, and markets the legal services of legal service providers. We own and operate an upscale fashion accessory and gift e-store at www. MarcheseDiGenin.com. We are presently developing a web site at www.3dzip.com, which will provide services for the design of 3-D web sites for others. We recently designed a web site for a third party at www.FlamingoTravel.net.

     -     Leasing.  We  presently  own  a leasing subsidiary in the Republic of
           -------
           Estonia named EIPLiisingu AS ("EIP"), an Estonian corporation, which Leases business and consumer items. Weacquired 100% of the capital stock of EIP in 1998, pursuant to a recapitalization transaction accounted for in a manner similar to a reverse merger.

     References to the us include First Capital International, Inc. and our subsidiary, EIP Liisingu AS.

HISTORY

     In August, 1998, in anticipation of a business combination after being dormant since 1997, we changed our name to First Capital International, Inc., increased the number of authorized shares to 100,000,000 shares of capital stock. New directors and officers were appointed at that time. In September, 1998, we entered into a Stock Exchange Agreement with the two stockholders of EIP, who were Eurocapital Group, Ltd. and United Capital Group Limited. Pursuant to the Stock Exchange Agreement, we issued a total of 34,000,000 shares of our common stock to the former EIP stockholders in exchange for all of the outstanding shares of EIP. The terms and conditions of the Stock Exchange

Agreement were determined by the parties through arms length negotiations and approved by the Board of Directors. However, no appraisal was performed. We treated the acquisition of EIP as a recapitalization whereby EIP was the accounting acquiror. At the time of the acquisition, we estimated the market value of our common stock at approximately $.005 per share, resulting in a valuation of the acquisition of approximately $170,000. The former EIP stockholders are presently the beneficial owners of 62.5% of our outstanding common stock.

     We have re-evaluated the operations of EIP and have determined not to commit additional resources financial to expand EIP's leasing operations in Estonia. We intend to grow through the continued development and commercialization of our Internet businesses in the United States and Eastern Europe. We will also consider the acquisition of Internet related businesses in the same markets.

BUSINESS  ACTIVITIES

     Leasing Activities.  Through our wholly owned subsidiary, EIP, we operate a
     ------------------
leasing business in Estonia, a nation which gained sovereign independence during the fall of the Soviet Union. EIP was founded in 1994 by the Estonian Innovation Bank, a bank in Estonia, and EIP was owned by the Estonian Innovation Bank until 1998 at which time the Estonian Innovation Bank sold EIP to Eurocapital Group, Ltd. and United Capital Group Limited.

     EIP owns a portfolio of leases of apartments, appliances, equipment and automobiles. These leases are made to consumers and businesses in Estonia. The main service offered by EIP is direct financing lease (e.g., lease-to-own, or option to purchase). EIP presently has no operating leases. A lease is considered to be a direct financing lease if ownership of the leased asset is transferred to the lessee at the end of lease term, or if the amount of the lease payments or the duration of the lease, meet certain criteria. EIP's investment in direct financing leases totaled $164,566 at December 31, 1999, and $226,539 at December 31, 1998. At December 31, 1999, the typical lease term of our direct financing leases was two to three years. See Consolidated Financial Statements. EIP's advertises leasing services in newspapers other printed media in Estonia.

     We currently fund leasing operations using cash flows from EIP's operations and debt financing from the Estonian Innovation Bank, the former owner of EIP.
EIP uses such funds to acquire the assets which EIP leases. The principal balance on the Estonian Innovation Bank loan, which bears interest at 10% per annum was is $333,641 at December 31, 1999. This loan is due in payments of interest only with a final balloon payment of principal and interest due in May, 2002

     We believe that the Estonian Innovation Bank, the sole lender to EIP, is insolvent and does not represent a source of further financing. We have not analyzed other financing sources in Estonia. We believe that additional Estonia-based financing is not available or would be extremely costly to obtain.

     Lease  Portfolio.  We own leases that meet the criteria to be classified as
     ----------------
direct financing leases. Assets owned and leased under direct financing leases are carried at our gross investment in the lease less unearned income. Unearned income is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the lease.

     In the year ended December 31, 1999 we entered into 18 leases. In the year ended December 31, 1998 we entered into 37 leases. The average value of a new lease was approximately $9,862 in 1999, and approximately $14,730 in 1998 . Our operations in Estonia are conducted in transactions denominated in the local currency of Estonia, the kroon or EEK, which is pegged at 8 EEK = 1 German Mark
(DM), and the calculation of these average lease values is based on the US$/DM exchange rate at the end of each period calculated.

     The average duration of the lease contracts was 3.25 years in 1999. The average interest rate of the leases was approximately 15.6% per annum in1999.

     The components of our investment in direct financing leases at December 31, 1999 were as follows:

     Lease  contracts  receivable  (net  of
     accounts  reserved  of  $994                  $239,457
     Less  unearned  income                        $ 48,489
                                                   ________
     Investment  in  direct  financing  leases     $190,968
                                                   =========

     The  value  of our lease portfolio at December 31, 1999 was $164,515.   The
value of our lease portfolio at December 31, 1998 was $226,539. EIP presently has no operating leases.

     Customers.  EIP's  current  customer base is 63% consumer and 37% business.
     ---------
The portfolio can be characterized as approximately: 38% real estate related, such as apartments; 48% automobile; 7% computers and office equipment; 4% industrial equipment; and 3% miscellaneous.

     Disposition  at  the  end of the lease.  At the end of a finance lease, EIP
     --------------------------------------
disposes of the leased asset by transferring ownership of the leased asset to the lessee. At the end of any operating lease, EIP would continue ownership of the leased asset and take possession of the leased asset. EIP then would either re-leases the asset to a different customer or sell the asset. EIP presently has no operating leases.

     Disposition  upon  customer  default.  If  a  customer  defaults on a lease
     ------------------------------------
payment, we repossesses the property and then we either lease the asset to a different customer or sell the asset. In 1999 one of EIP's leases went into default. In 1998 approximately 3 of EIP's leases went into default. All of these leases were direct finance leases.

     The leasing industry is relatively new in Estonia. We believe that there are more than 10 other leasing companies in Estonia. Many of our competitors are well established and have substantially greater capital resources and greater marketing capabilities than us. We can give no assurance that we will be competitive.

     E-commerce  Related  Activities.  We  own and operate a multi-lingual cyber
     -------------------------------
shopping mall at www.PlazaRoyal.com. PlazaRoyal.com provides U.S. retailers an opportunity to be part of a cyber shopping mall. PlazaRoyal.com markets U.S. branded products and retailers to European consumers. PlazaRoyal.com is a 3-D, as well as a 2-D, virtual reality, fully interactive cyber shopping experience with the capability to market to non-English speaking customers. PlazaRoyal.com presently operates in six languages. The 3-D cyber shopping experience at PlazaRoyal.com is designed to be entertaining to the consumer and to provide the feeling of being in a shopping mall. We are presently seeking more cyber retail tenants to occupy and sublease space on this web site. We have had $15,244 in revenue from PlazaRoyal.com since its inception. We believe that PlazaRoyal.com can create revenue from three sources:

     - Revenues from rental fees paid by retail business who sell from PlazaRoyal.com

     -     Revenues  from  others  who  advertise  on  PlazaRoyal.com

     -     Revenues from providing others with 3-D  web  site  design  services.

     We have entered into e-commerce affiliated merchant programs with the following companies: Dell Computers, CBS Sports Store, Sharper Image, Amazon.com, Discover Nature, CarPrice.com, Reel.com, and Swiss Army Depot and approximately 100 other companies. The merchant programs enable us to earn a percentage of the sales generated when a visitor to PlazaRoyal.com links to the web site of an affiliated merchant and makes a purchase. We will receive between 1% and 20% as a sales commission on these types of transactions. We obtain these merchant programs quickly and easily by applying for an affiliation with a merchant program over the Internet, and then programming the link (such as a banner or 3-D display stand) into the PlazaRoyal.com web site. There has been no direct cost to set up these merchant programs. The sales commission rates are established by the seller and are not subject to negotiation. For example, Dell Computers gives a 1% sales commission and Sharper Image gives a 20% commission. No single merchant program is material to us.

     We own and operate a legal directory portal at LegalClaims.com that provides consumers with listings of providers of legal services, and also markets legal services of subscribers to consumers, all in jurisdictions where this type of activity is permitted, such as in Canada, Australia, New Zealand, and nations in Central America, South America, the Caribbean, Europe, Africa and Asia. Consumers can post a message with their legal questions at this web site. Attorneys who subscribe to this web site have an opportunity to contact the consumer directly. LegalClaims.com has not produced revenue yet, although we expect revenue to come from advertising, subscribers, and the sharing in legal fees in jurisdictions where this type of activity is permitted.

     We own and operate an upscale fashion accessory and gift e-store at www. MarcheseDiGenin.com, which commenced operations in March, 2000. This e-store offers fine watches, office gifts and fine writing instruments. This web site has generated modest revenue of $1,250 to date.

     We are presently developing a web site at www. 3Dzip.com, which will provide services for the design of 3-D web sites for others.

FOREIGN  OPERATIONS

     EIP operates in a part of the world which could be viewed as having a high potential for political, economic and military instability. For example, Estonia is near Russia. If the political situation in Russia worsened, a spill over effect into Estonia could have adverse consequences for EIP. Some other nations which gained independence after the fall of the Soviet Union have experienced instability. If such instability were to occur in Estonia, our business could be adversely affected. We have no insurance to cover political risks.

     Estonia does not have a highly inflationary economy now, although in the recent past Estonia did have a highly inflationary economy. Estonia has experienced a great amount of political and economic instability and inflation increased, but then stabilized in 1999. The Estonian government's monetary policy could come under pressure. If inflation increases, the outlook for leasing operations and the effect of translation adjustments will negatively impact our financial position and results of operations. The Estonian Consumer Price Index growth rate has increased to 0.8% in December, 1999 from 0.2% in December, 1998. The tight credit environment in Estonia has led to a reduction in imports and an increase in unemployment, both of which tend to check inflationary tendencies and lower consumer prices. However, Estonia's imports in 1999 increased by approximately 3% over 1998. If Estonia should experience growing inflation, then Estonia's economy could be classified as a highly inflationary economy under generally accepted accounting principles. Under such circumstances, declines in the value of the EEK would be reflected in operations and would negatively impact our financial position and results of operations.

     Estonia is a free market democracy with established commercial laws. Lease agreements are governed by the Estonian Laws of Rent and Property. Under these laws, if the lessee does not make a payment within three months of a due date, or within such shorter period specified in the lease agreement, the lessor is entitled to repossess the leased property under a legal theory of unilateral anticipatory termination. A repossession causes no tax consequences to the lessor or investors. At this time, Estonian law is unsettled as to whether a lessor must first make a court claim of anticipatory termination against the lessee.

     The local currency of Estonia is the Estonian kroon or EEK. Because the EEK is the functional currency for our Estonian subsidiary under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS
52), assets and liabilities denominated in foreign functional currencies are generally translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. We have exposure to Estonian foreign currency fluctuations and Estonian government intervention such as a devaluation of the EEK, or a freeze of international transfer of funds. The Estonian Central Bank does not have the power to devalue the EEK, and technical fluctuations are restricted to 3%. However, a devaluation of the German Mark (DM) or the Euro could occur, with a resulting effect on the exchange rate of the EEK. The Estonian Central Bank has officially pegged the EEK at 8 EEK = 1 DM. Consequently, we are also subject to foreign currency risks related to the DM. Relative to the U.S. dollar, a declining EEK or DM would negatively impact the value, in U.S. dollars, of our transactions in Estonia. The Estonian Central Bank has also officially pegged the EEK to the Euro at an exchange rate of 15.64 EEK = 1 Euro, which is considered the equivalent of the DM peg. As a result of the Euro peg, we are also subject to the same types of foreign currency risks related to the Euro. Relative to the U.S. dollar, a declining Euro would negatively impact the value, in U.S. dollars, of our transactions in Estonia.

EMPLOYEES

     As of March 13, 2000, we had 13 employees in the USA, and EIP had four employees in Europe. No employees are represented by a union. We believe that our employee relations are good.

SUBSIDIARIES

     We have two wholly-owned subsidiaries, EIP Liisingu AS ("EIP"), an Estonian corporation, which operates a leasing business in Estonia, and Ranger Car Care Corporation, a Texas corporation, which is presently dormant.

THE  YEAR  2000  ISSUE

     We have not had any Year 2000 deficiencies internally or externally. We do not expect to have any Year 2000 deficiencies internally or externally. If a Year 2000 deficiency occurs internally or externally, we will shift our internal and external resources to fix the deficiency. We do not expect any Year 2000 deficiency to require an expenditure of more than $10,000.

MORE  ABOUT  US

     Our principal executive offices are located at 5120 Woodway, Suite 9004, Houston, Texas 77056; voice: (713) 629-4866 fax: (713) 629-4913.

     Our  corporate  web  site  is  at  www.FirstCap.net.

     Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI."


                                  RISK FACTORS

Going  Concern  Risk

     During 1999 and 1998, we were dependent on debt and equity raised from individual investors and our related parties to sustain our operations. We incurred net losses of $1,141,821 in 1999. We incurred net losses of $1,640,760 in 1998. During the year ended December 31, 1999, we had negative cash flows from operations of $448,942These factors along with stockholders' equity of $21,778 at December 31, 1999 raise substantial doubt about our ability to continue as a going concern. See, Note 4 of the Consolidated Financial Statements on Page F-14. Our long-term viability as a going concern is dependent upon three key factors as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

     -    Our  ability  of  to  acquire or internally develop viable businesses

     - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations

     As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 1999, indicating that substantial doubt exists about our ability to continue as a going concern.

Recent Losses and Accumulated Losses and Deficit, and Potential Deficiencies in Liquidity

     Our ability to achieve profitability depends on our ability to successfully develop and market our Internet web sites. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with Internet web site operations. See, Management Discussion and Analysis of Financial Condition and Results of Operations.

     We incurred a net loss of $1,141,821 in 1999. We incurred a net loss of $1,640,760 in 1998. At December 31, 1999, we had an accumulative deficit of $2,820,817. Revenues for 1999 were $185,432, an increase of $128,258 over 1998 revenues of $57,174. Losses in 1998 and 1999 are attributable to our commencement Internet and EIP activities. We believe that revenues will increase, and ultimately we will be profitable, although we can give no assurance that this will occur.

Lack  of  Financing  for  Future  Acquisitions  and  Expenditures

     Financing  for  our  Internet operations.  Until such time as our operating
     ----------------------------------------
results improve sufficiently, we must obtain outside financing to fund the expansion of the business and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our shareholders. Our financing must be provided from our operations, or from the sale of equity securities, borrowing, or other sources of third party financing in order for us to expand operations. The sale of equity securities could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets of being pledged as collateral and loan terms which would increase our debt service requirements and could restrict our operations. We can give no assurance that financing will be available from any source, or, if available, upon terms and conditions acceptable to us.

     Financing  for  EIP.  EIP  funds  leasing operations through cash flow from
     -------------------
leasing operations and from long term debt financing which EIP presently has from third parties. EIP utilizes these funds to acquire the assets which EIP leases. EIP presently owes long term debt in the remaining principal balance of $333,641, which is payable interest only on a monthly basis at 10% interest per annum with a final balloon payment of principal and interest due in May, 2002.

     We believe that the Estonian Innovation Bank, the sole lender to EIP, is insolvent and does not represent a source of further financing. Estonian Innovation Bank owned EIP at one time. We have not analyzed other financing sources in Estonia but we believe that additional Estonia-based financing is not available or would be extremely costly to obtain.

     We have re-evaluated the operations of EIP and have determined not to commit additional resources financial to expand EIP's leasing operations in Estonia. If EIP does not raise new funds to finance new leases, EIP will ultimately be in a self- liquidating mode, whereby EIP would ultimately have de minimis cash and no leases. EIP presently has no operating leases and does not possess any assets that were the subject of previous operating leases.

Foreign  Political  Risk

     EIP operates in a part of the world which could be viewed as having a high potential for political, economic and military instability. For example, Estonia is near Russia. If the political situation in Russia worsened, a spill over effect into Estonia could have adverse consequences for EIP. Some other nations which gained independence after the fall of the Soviet Union have experienced instability. If such instability were to occur in Estonia, our business could be adversely affected

Uninsured  Political  Risks

     We do not have any political risk insurance to cover our foreign assets or business. We can give no assurance that we may not be exposed to a complete loss of our foreign assets and business due to foreign political events.

Foreign  Currency  Risk

     Our leasing operations in Estonia are conducted in transactions denominated in the local currency of Estonia. The local currency of Estonia is the Estonian kroon or EEK. Because the EEK is the functional currency for our Estonian subsidiary under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52), assets and liabilities denominated in foreign functional currencies are generally translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. We have exposure to Estonian foreign currency fluctuations and Estonian government intervention such as a devaluation of the EEK, or a freeze of international transfer of funds. The Estonian Central Bank does not have the power to devalue the EEK, and technical fluctuations are restricted to 3%. However, a devaluation of the German Mark (DM) or the Euro could occur, with a resulting effect on the exchange rate of the EEK. The Estonian Central Bank has officially pegged the EEK at 8 EEK = 1 DM. Consequently, we are also subject to foreign currency risks related to the DM. Relative to the U.S.
dollar, a declining EEK or DM would negatively impact the value, in U.S. dollars, of our transactions in Estonia. The Estonian Central Bank has also officially pegged the EEK to the Euro at an exchange rate of 15.64 EEK = 1 Euro, which is considered the equivalent of the DM peg. As a result of the Euro peg, we are also subject to the same types of foreign currency risks related to the Euro. Relative to the U.S. dollar, a declining Euro would negatively impact the value, in U.S. dollars, of our transactions in Estonia.

Risk  of Dilution Upon Conversion of Options and Shares Eligible for Future Sale

     Risk  of  Dilution  Upon  Conversion of Options.  At March 24, 2000, we had
     -----------------------------------------------
outstanding a total of 6,010,000 options to purchase our common stock at exercise prices ranging from of $.05 to $.75 per share, which near or below market prices. If exercises or conversion occur, other shareholders will be subject to an immediate dilution in per share net tangible book value.

     Risk  of Dilution Related to Shares Eligible for Future Sale.  At March 27,
     ------------------------------------------------------------
2000, we had outstanding approximately 71,068,742 shares of common of which approximately 12,841,442 shares are free trading shares, and approximately 58,227,300 shares are restricted securities as that term is defined the Securities Act of 1933. We believe that approximately 11,717,530 shares of our restricted common stock has been held for more than two years, and may be sold by non-affiliates of us without limitation. We believe that approximately 48,349,770 shares of our restricted common stock has been held for more than one year, and may be sold subject to volume restrictions. We can make no prediction as to the effect that resales of our restricted common stock, or the availability of such shares for sale, will have on market prices. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

Limited Operating History; No Assurance of Successful Implementation of Business Strategy

     We became active in August, 1998 after a dormant period. In addition to the typical kinds of risks inherent in the establishment and growth new business activities, profits from Internet commerce and Eastern-Europe related business endeavors have been elusive. We can give no assurance that we ultimately will be successful. Ownership of our securities must be regarded as the placing of your money at a high risk.

Ability  to  Locate  Suitable  Combination  Partners

     We periodically enter into preliminary, non-binding discussions with other firms in Internet related or Internet exploitable industries in the U.S., Eastern Europe and the Baltic region. These discussions could result in business combinations. While we desire that such business combinations occur, we can give no assurance that any future business combination can be structured on terms acceptable to us. We seek to accomplish acquisitions on a stock exchange basis only. This would enable us to acquire additional assets and maintain our cash flow as well, but could result in substantial dilution in per share net tangible book value to existing shareholders.

Control  by  Management

     Alex Genin, our Chief Executive Officer and Chairman of the Board is the beneficial owner approximately 69.2% of our common stock. As a practical matter, he will be able to elect all of our directors and otherwise control our business affairs in the foreseeable future.

Market Liquidity of Our Securities and Penny Stock Securities Law Considerations

     Our common stock is considered penny stock and subject to the penny stock rules under the Securities Exchange Act of 1934. The penny stock rules require broker-dealers to take steps under certain circumstances prior to executing any penny stock transactions in customer accounts. A broker must advise purchasers of penny stock of the lowest offer and highest bid. A broker or dealer must disclose the broker's compensation for penny stock transactions. A broker who recommends penny stocks to persons other than established customers must make a special written suitability determination and receive the purchaser's prior agreement. The effect of these regulations may be to delay transactions in stocks that are penny stocks. This could have an adverse impact on your market liquidity for our common stock if you decide to sell our common stock.

Possible  Volatility  of  Common  Stock  Price

     The market price of our common stock may be highly volatile, as has been the case with the securities of many other small capitalization companies. The securities markets have experienced a high level of price and volume volatility and the market prices of securities for many companies, particularly small capitalization companies, have experienced wide fluctuations which have not necessarily been related to the operating performances or underlying asset values of such companies.

Issuance  of  Preferred  Stock

     We presently have authorized 10,000,000 shares of preferred stock, par value $.001 per share. There are presently no shares of preferred stock outstanding. The shares of preferred stock, if issued, would be entitled to preferences over our common stock. Our Board of Directors has the authority, without action or consent by the stockholders, to issue the authorized but unissued shares of preferred stock in one or more series, to fix the number of shares in each series, and to determine the voting rights, preferences as to dividends and liquidation rights, conversion rights, and other rights of any series of preferred stock. The shares of preferred stock, if issued, could adversely affect the rights of the holders of common stock, and could prevent holders of common stock from receiving a premium upon the sale of the common stock. For example, an issuance of preferred stock could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over our common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock. Our Board's authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control of us through merger, tender offer, proxy contest or otherwise, by making such takeover attempts more difficult or costly to achieve. We may designate Series A Convertible Preferred Stock in the near future in connection with a proposed sale of securities. See, Preferred Stock--Description of Securities

No  Cash  Dividends

     We have never paid cash dividends on our common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings to finance our growth.

Limitation  on  Director  Liability

     Our Articles of Incorporation provide, as permitted by governing Delaware law, that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf.

Competition

     There are many companies which are currently engaged in Internet commerce and leasing. Many of our competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete. The cost of entry into the Internet commerce marketplace is low. We anticipate that the number of competitors will increase in the future.

Dependence  On,  and  Availability  of  Management;  Management  of  Growth

     Our success is substantially dependent upon the time, talent, and experience of Alex Genin, our Chief Executive Officer and Chairman of the Board. We have no employment agreement with Mr. Genin. The loss of the services of Mr. Genin would have a material adverse impact on us. We can give no assurance that a replacement for Mr. Genin could be located in the event of his unavailability. Further, in order for us to expand our business operations, we must continue to improve and expand the level of expertise of our personnel and we must attract, train and manage qualified managers and employees to oversee and manage our expanding operations. Demand for Internet and computer industry personnel is high. We can give no assurance that the we will be in a position to offer competitive compensation packages to attract or retain our personnel.

Ability  to  Manage  Growth

     Our intention is to expand by acquiring companies and starting new businesses. We are subject to a variety of risks. Our growth may place a significant strain on our day-to-day management and operations. We can give no assurance that our systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on us.

Item.  2   Description  of  Property

     Our principal executive offices are located at 5120 Woodway, Suite 9004, Houston, Texas 77056, in approximately 2,773 square feet of office space which is subleased from a firm owned by Alex Genin, our Chief Executive Officer and Chairman of the Board, and from a third party, on a month to month sublease for $3,343 per month. EIP leases approximately 3,000 square feet of office space in Estonia on a month to month lease for approximately $950 per month from a third party. We believe that our offices are adequate for our present and future needs.

Item  3    Legal  Proceedings

     None.

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

     None.

Item  5.   Market  for  Common  Equity  and  Related  Stockholder  Matters

     Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI." For a few weeks during November and December, 1999, and January, 2000, our common stock was listed only on the over the counter pink sheets of the National Quotation Bureau. The following table sets forth the reported high and low closing bid quotations for our common stock. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.


QUARTER
ENDED                HIGH BID    LOW BID
March 31, 1998 . .  $      (*)  $     (*)
June 30, 1998. . .  $      (*)  $     (*)
September 30, 1998  $      (*)  $     (*)
December 31, 1998.  $     (**)  $    (**)

March 31, 1999 . .  $      .50  $     .25
June 30, 1999. . .  $   1.4375  $     .25
September 30, 1999  $     1.00  $     .50
December 31, 1999.  $    .9375  $     .10

________________________________
(*) To the best of our knowledge, from January 1, 1996 through October, 1998, no broker-dealer made an active market or regularly submitted quotations for our common stock. During this period there were only an infrequent number of trades and virtually no trading volume.

(**) To the best of our knowledge, from November, 1998 through January, 1999, there were only an infrequent number of trades and little trading volume.

     On March 20, 2000, the closing bid price on our common stock was $.75 per share. As of March 20, 2000, there were approximately 1,021 shareholders of record of our common stock.

     Our transfer agent is OTC Stock Transfer, Inc., 321 East 2100 South, Salt Lake City, UT 84115; PO Box 65665, Salt Lake City, UT 84165; tel. (801) 485-555,
fax  (801)  486-0562.

DIVIDEND  POLICY

     We have not paid, and we do not currently intend to pay, cash dividends on our common stock in the foreseeable future. Our current policy is for us to retain all earnings, if any, to provide funds for our operation and expansion. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the our results of operations, financial condition, capital needs and acquisition strategy, among others.


RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the quarter ended December 31, 1999, we made the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act").

     In December, 1999, we sold 500,000 shares of our common stock to United Capital Group, Ltd., one of our principal shareholders, for a cash price of $50,000. We believe that this investor was knowledgeable about our operations and financial condition, and had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risk of the purchase of these securities. We made this transaction pursuant to an exemption from registration under Section 4(2) of the Act. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with this transaction. This transaction did not involve a public offering.

     In December, 1999, we sold 1,000,000 shares of our common stock to one investor for a cash price of $50,000. We believe that this investor was knowledgeable about our operations and financial condition, and had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risk of the purchase of these securities. We made this transaction pursuant to an exemption from registration under Section 4(2) of the Act. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with this transaction. This transaction did not involve a public offering.

     In December, 1999, we granted a total of 550,000 options to purchase our common stock to five of our employees. These options are immediately exercisable at an exercise price of $.10 per share and expire in December, 2001. We believe that these persons were knowledgeable about our operations and financial condition, and had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities. We made these transactions pursuant to an exemption from registration under Section 4(2) of the Act. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with these transactions. These transactions did not involve a public offering.

Item  6.   Management  Discussion  and  Analysis

     The following description of our financial position and results of operations should be read in conjunction with the Financial Statements and the Notes to Financial Statements, contained in this report as set forth beginning on page F-1.

INTRODUCTION

     We have re-evaluated the operations of EIP and have determined not to commit additional resources financial to expand EIP's leasing operations in Estonia. We intend to grow through the continued development and commercialization of our Internet businesses in the United States and Eastern Europe. We will also consider the acquisition of Internet related businesses in the same markets.

     We intend to make all of the acquisitions by issuing common stock in exchange for the acquired businesses. However, we may need additional capital to enter into acquisitions. In the event that capital is needed to effectuate certain acquisitions, we will be required to raise substantially all of the funds for such acquisitions. We anticipate that most, if not all, of any acquisitions that we may make during the next 12 months will be of operating entities that have current management in place.

     Our first acquisition occurred in September, 1998 when we completed the acquisition of 100% of the stock of EIP from the stockholders of EIP in exchange for a total of 34,000,000 shares of our common stock.

     EIP operates in a part of the world which could be viewed as having a high potential for political, economic and military instability. For example, Estonia is near Russia. If the political situation in Russia worsened, a spill over effect into Estonia could have adverse consequences for EIP. Some other nations which gained independence after the fall of the Soviet Union have experienced instability. If such instability were to occur in Estonia, our business could be adversely affected.

     The operations of EIP are conducted in Estonia with transactions denominated in the local currency of Estonia, the EEK. We have exposure to foreign currency fluctuations and foreign government intervention such as a devaluation of the local currency (see below for discussion of foreign currency issues). We believes that EIP's existing cash flow is adequate to fund EIP's existing lease portfolio. Our objective for the next 12 months is to maintain the existing portfolio of leases.

     We believe that the development and expansion of our Internet businesses, PlazaRoyal.com, LegalClaims.com, MarcheseDiGenin.com and 3Dzip.com will require additional capital. We will seek financing for our Internet businesses through the sale of debt or equity. The sale of equity securities could dilute our existing stockholders' interest, and borrowings from third parties could result in restrictive loan terms which would increase our debt service requirements and could restrict our operations. We do not know whether we will be successful in raising capital on reasonable terms.

     During late 1998 through March 13, 2000, we raised approximately $819,550 in cash through the sale of our common stock and options in private transactions.

PLAN  OF  OPERATION

     Our plan of operation involves the further development of all of our web sites. At the present time we are actively seeking new merchants for the
PlazaRoyal.com. Among those already signed are Dell Computers, CBS Sport Stores, Discover Nature Stores, the Sharper Image, Omaha Steaks, the Swiss Army Depot, Office Max, Hickory Farms and Amazon.com.

     Our  web  sites  at  LegalClaims.com  and  MarcheseDiGenin.com  are active.

     We are developing our new web site at 3Dzip.com which will provide others with services for the design and operation of their own 3-D web sites. We are in the process of developing a detailed marketing program, which will enable our Internet shopping mall to function in many languages in many different countries. PlazaRoyal.com presently operates in six languages. Various local Internet providers in several countries have expressed an active interest in supporting these activities in Europe.

ANALYSIS  OF  FINANCIAL  CONDITION

     We periodically enter into preliminary, non-binding discussions with other firms in Internet related or Internet exploitable industries in the U.S. and eastern Europe and the Baltic region. Such discussions could result in business combinations. While we desires that business combinations occur, we can give no assurance that any future business combination can be structured on terms acceptable to us. We seek acquisitions on a stock exchange basis only. This would enable us to acquire additional assets and maintain our cash flow as well. However, this may be substantial dilution in per share net tangible book value to existing shareholders.

     We operate an international legal directory portal at "LegalClaims.com." This web site will enable us to expand our e-commerce services into this new market segment, as well as, generate new revenue from the sale of memberships to legal professionals, and advertising.

     We currently plan to hire more employees such as a marketing manager and an operations manager.

     Since 1998, we have been dependent on outside financing from individuals and related parties to fund our Internet web site development and general corporate overhead. We are now in the process of building markets for PlazaRoyal.com, and LegalClaims.com and MarcheseDiGenin.com, we will continue to be dependent on outside financing for the foreseeable future. If we are unable to achieve commercial success in a reasonable time , then we may be unable to obtain adequate sources of long-term financing to continue operations.

GOING  CONCERN  ISSUE

     During 1999 and 1998, we were dependent on debt and equity raised from individual investors and our related parties to sustain our operations. We incurred net losses of $1,141,821 in 1999. We incurred net losses of $1,640,760 in 1998. During the year ended December 31, 1999, we had negative cash flows from operations of $448,942These factors along with stockholders' equity of $21,778 at December 31, 1999 raise substantial doubt about our ability to continue as a going concern. See, Note 4 of the Consolidated Financial Statements on Page F-14. Our long-term viability as a going concern is dependent upon three key factors as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

     -     Our  ability  of  to  acquire or internally develop viable businesses

     - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations

     As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 1999, indicating that substantial doubt exists about our ability to continue as a going concern.

     We have specific plans to address the financial situation as follows:

     - In the near term we plan a private placement of our common stock to qualified investors to fund our current operations

     - We recently became a reporting company under the Securities and Exchange Act of 1934. We believe this step will provide a market for our common stock and provide a means of obtaining future funds necessary to implement our business plan.

     - In the long-term, we believe that cash flows from acquired businesses and businesses that we are currently operating or developing will provide the resources for our continued operations. Our web sites at PlazaRoyal.com, LegalClaims.com. and MarcheseDiGenin.com are active. We believe that revenue from these web sites, if successfully marketed, will more than cover overhead at the corporate level. We expect our web site at 3Dzip.com to be active in the near future. Acquisition activities and our Internet businesses resulted in corporate headquarters accounting for substantially all of our total net loss for 1999.

COMPETITION

     We believe that only a very limited number of web sites on the Internet offer the same type of 3-D shopping experience that PlazaRoyal.com offers. We also believes that, as technology and related Internet access speeds improve, PlazaRoyal.com will attract both a greater number of customers and more intense competition from other 3-D Internet shopping sites. Such competition could ultimately make 3-D an ordinary feature of Internet shopping malls. We have developed a normal 2-D version of our web site that requires less graphic data transfer and is better suited for current technology. This 2-D Internet site is already subject to extreme competition and an inability by us to properly target our customers and differentiate our Internet web site from the web sites of our competitors could have a significant adverse impact on us. We plan to target markets in Eastern Europe that we believe are either undeveloped or are not adequately served.

     We believe that EIP, our leasing operation in Estonia, is not subject to severe competition in the markets that EIP serves because the leasing industry is relatively new to Estonia. However, the financial systems in Estonia are not as well developed as those in the United States and we intend to continue leasing operations in Estonia only to the extent that they are supported by EIP's current cash flows from operations.

FOREIGN  CURRENCY  TRANSLATION  AND  INFLATION  ISSUES

     Foreign  Currency  Issues.  EIP's functional currency is the Estonian kroon
     -------------------------
("EEK") and substantially all business conducted by EIP is conducted within Estonia. Small changes in the U.S. dollar/EEK exchange rate do not have a significant impact on EIP's financial position or results of operations. However, declines in the value of the EEK generally reduce the value of certain of EIP's assets and cause deterioration our overall financial position. To stabilize the EEK, the government of Estonia has enacted monetary policy that "pegs" the exchange rate of the EEK to the German mark ("DEM") in the ratio of 8 EEK = 1 DEM. Because the exchange rate of the DEM is relatively stable against the U.S. dollar, the exchange rate of the EEK should also be expected to be relatively stable against the U.S. dollar.

     The local currency of Estonia is the Estonian kroon or EEK. Because the EEK is the functional currency of our Estonian subsidiary under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52), assets and liabilities denominated in foreign functional currencies are generally translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. Therefore, we have exposure to foreign currency fluctuations and foreign government intervention such as a devaluation of the local currency, or a freeze of international transfer of funds. The Estonian Central Bank does not have the power to devalue the EEK, and technical fluctuations are restricted to 3%. However, a devaluation of the German Mark (DM) or the Euro could occur, with a resulting effect on the exchange rate of the EEK. The Estonian Central Bank has officially pegged the EEK at 8 EEK = 1 DM. Therefore, we are also subject to foreign currency risks related to the DM. Relative to the U.S. dollar, a declining EEK or DM would negatively impact the value, in U.S. dollars, of our transactions in Estonia. The Estonian Central Bank has also officially pegged to the Euro at 15.64 EEK = 1 Euro, which is considered the equivalent of the DM peg. Therefore, we are also subject to the same types of foreign currency risks related to the Euro. Relative to the U.S. dollar, a declining Euro would negatively impact the value, in U.S. dollars, of our transactions in Estonia.

     Our results of operations were improved when our functional currency changed from the U.S. dollar to the Estonian Kroon. Estonia's economy has a historically higher inflation rate than the United States economy and all currency losses associated with the translation of financial statements where the U.S. dollar is considered the functional currency are reflected as losses in operations rather than as charges against stockholders' equity as is the case when the Estonian kroon is considered EIP's functional currency

     Estonian  Inflation  Issues.  Estonia  does  not have a highly inflationary
     ---------------------------
economy now, although in the recent past Estonia did have a highly inflationary economy. Estonia has experienced a great amount of political and economic instability and inflation increased, but then stabilized in 1999. Accordingly, the government's monetary policy could come under pressure. If inflation increases, both the outlook for EIP's leasing operations and the effect of translation adjustments will negatively impact our financial position and results of operations. The Estonian Consumer Price Index growth rate has increased to 0.8% in December, 1999 from 0.2% in December, 1998. The tight credit environment has led to a reduction in imports and an increase in unemployment, both of which act to reduce inflationary tendencies and to lower consumer prices. However, Estonia's imports in 1999 increased by approximately 3% over 1998. If Estonia experiences growing inflation, then Estonia's economy could be classified as a highly inflationary economy under generally accepted accounting principles. Under such circumstances, declines in the value of the EEK would be reflected in operations and would negatively impact our financial position and results of operations.

SIGNIFICANT  TRENDS

     During 1999, EIP entered into 18 new finance leases as compared to 37 in 1998. Substantially all leases entered into by EIP are finance leases and the average dollar amount of each lease was approximately $9,862 in 1999, and $14,730 in 1998. This trend highlights the fact that our leasing operations have been and are expected to continue to be adversely impacted by underdeveloped Estonian financial markets and by our decision to employ substantially all new capital resources in funding our Internet businesses. We intend to continue servicing our existing lease portfolio but we intend to enter into new leases only to the extent that such new leases are supported by EIP's cash flows from operations.

RESULTS  OF  OPERATIONS

Year  Ended  December  31,  1999  Compared  to  the Year Ended December 31, 1998

     During the year ended December 31, 1999, our revenue increased approximately $128,258, or 224% as compared to the year ended December 31, 1998. Leasing revenues in EIP for 1999 and 1998 were similar as a result of consistently weak leasing activity in EIP caused by a deterioration of the financial markets in Estonia and related limitations on the availability of capital to enter into new leases (See Significant Trends). However, during 1999 EIP earned approximately $114,805 in revenue for marketing research services provided to a related entity. This revenue accounts for the overall increase. The marketing research revenue is not expected to continue.


     During 1999, our operating, general and administrative costs increased by approximately $313,458 as compared to the 1998. This increase was made up of an increase in personnel costs and in legal and other professional fees. The increase was primarily attributable to the development of our PlazaRoyal.com Internet site and to general business development.

     During 1999, depreciation and amortization decreased by approximately $2,000 as compared to 1998 due to lower levels of leasing activity in EIP.

     During 1999 stock and option based compensation was $444,335 due to the sale of common stock to officers and employees at below market prices and due to the issuance of options for purchase of common stock with exercise prices below the current price of our common stock at the date of issue. Such sales resulted in charges to compensation expense for the difference between the market price and the exercise/sales price at the date of issue/sale. In 1998 there were similar sales of stock and options.

     Interest expense in 1999 was $267,654 compared to $97,001 in 1998. The increase was the result of us issuing convertible debt with a below market conversion rate during late 1998. The resulting discount on the debt has been amortized to interest expense over the term of the debt and resulted in substantially all of the increase in interest 1999.

     During the 1999, we had a net loss of $1,141,821 compared to a net loss of $1,640,760 in the 1998. The decrease in net loss was attributable a decrease in loss for our operations in the United States, and a decrease in loss for our operations in Estonia attributable not to EIP's leasing operations, but fees paid to EIP for market research provided to a related company. As described in above, the primary reasons for the losses were stock and option based compensation charges, increases in interest expense and increases in personnel, legal and professional fees in 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1999, we had cash resources of approximately $115,838. We estimate that during the year 2000, our cash requirements will be approximately $150,000 per quarter. We will require approximately $150,000 from outside sources to fund our operations for each quarter of the year 2000. At March 16, 2000, we had on hand cash resources of approximately $230,000. To the extent that our cash on hand is otherwise fully allocated or disbursed, we plan to obtain additional financing through the sale of our securities and by obtaining debt financing. We plan to sell our securities to obtain financing in the year 2000, until our cash flow from operations is adequate to fund our ongoing cash requirements. We can give no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to us.

     We have no material commitments for capital expenditures for our U.S.A. operations, but we anticipate future material capital commitments for our 2000 U.S.A. operations as follows, but only if funds become available: $30,000 for advertising the PlazaRoyal.com web site, $150,000 to purchase merchandise for resale by MarcheseDiGenin.com and $20,000 for Internet activity operating expenses.

     We do not currently have any commitments for capital expenditures in EIP. We intend to continue servicing EIP's existing lease portfolio but intend to enter into new leases only to the extent that such leases are supported by EIP's cash flows from operations. Those cash flows are not expected to allow additional leases in 2000(See Significant Trends above).
We  have  no  anticipated  capital  commitments  for  EIP.

     We expect to be able to raise sufficient capital for 2000 operations but raising the capital may cause dilution in per share net tangible book value to existing shareholders. We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs. (See Going Concern Issue above.)

THE  YEAR  2000  ISSUE

     We have not had any Year 2000 deficiencies internally or externally. We do not expect to have any Year 2000 deficiencies internally or externally. If a Year 2000 deficiency occurs internally or externally, we will shift our internal and external resources to fix the deficiency. We do not expect any Year 2000 deficiency to require an expenditure of more than $10,000.

Item  7.   Financial  Statements

     The financial information required by this item is included as set forth beginning on Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

(1) On July 2, 1998, we engaged Ham, Langston & Brezina, L.L.P. ("Ham, Langston & Brezina") as our independent accountant. The decision to engage Ham, Langston & Brezina was recommended and approved by Alex Genin, our Chairman of the Board of Directors.

(2) In a report dated May 2, 1994, Darrell T. Schvaneveldt, Certified Public Accountant, reported on our financial statements as of April 30, 1994, December 31, 1993, 1992 and 1991, and the related statements of operations, stockholders' equity and cash flows for the accumulated period January 3, 1977 to April 30,1994, the period January 1, 1994 to April 30, 1994, and for the years ended December 31, 1993, 1992 and 1991. This report did not contain an adverse opinion or disclaimer of opinion, nor was this report qualified or modified as to uncertainty,
        audit  scope,  or  accounting  principles.   Darrell  T.  Schvaneveldt,
        Certified Public Accountant, understands that he was terminated as our independent accountant effective May 2, 1994. Thereafter, we engaged Ham, Langston & Brezina as our independent accountant on July 2, 1998.

(3) During our two fiscal years ended December 31, 1999 and 1998, and the subsequent interim period, there were no "reportable events" requiring disclosure pursuant to Item 304 of Regulation S-B.

(4) Effective July 2, 1998, we engaged Ham, Langston & Brezina as our independent accountant. During the two years ended December 31, 1999 and 1998, and the subsequent interim period, neither we nor anyone on our behalf consulted Ham, Langston & Brezina regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Ham, Langston & Brezina provided to us a written report or oral advice regarding such principles or audit opinion.

Darrell T. Schvaneveldt, Certified Public Accountant, has provided us with a letter pursuant to Rule 304 of Regulation S-B.

Item 9. Directors, Executive Officers, Promoters anc Control Person; Compliance With Section 16(a) of the Exchange Act

OUR  DIRECTORS  AND  EXECUTIVE  OFFICERS

Name and Address                  Age             Position
--------------------------------  ---  ------------------------------
Alex Genin                         47  Director, Chairman, CEO, and
5120 Woodway, Suite 9004               President
Houston, Texas 77056

Joseph A. Bond                     65  Director and
5120 Woodway, Suite 9004               Secretary
Houston, Texas 77056

Michael Dashkovsky                 37  Director and
5120 Woodway, Suite 9004               Manager of European Operations
Houston, Texas 77056

Walter C. Wilson                   51  Director
1900 West Loop South, Suite 2050
Houston, Texas 77027

Joselito H. Sangel                 45  Vice President of
5120 Woodway, Suite 9004               Finance
Houston, Texas 77056

     Our Directors are elected annually and hold office until our next annual meeting of stockholders, or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers.

BIOGRAPHIES

     Alex Genin has been our Director, Chairman, CEO and President, and our major shareholder since August, 1998. Since 1992, Mr. Genin has been the President of ECL Trading Company, which trades goods and commodities in Europe and countries of the former Soviet Union. Since 1985, Mr. Genin has been the President of Eastern Credit Ltd. Inc. which provides mortgage and financial consulting services in Europe, Asia and the United States. Mr. Genin has extensive experience in business activities in Europe, Asia and countries of the former Soviet Union.

     Joseph A. Bond has been our Director and Secretary since August, 1998. For more than 25 years, Mr. Bond has been an attorney in the private practice of law in Texas. Mr. Bond has extensive experience in international tax law.

     Michael Dashkovsky has been our Director since August, 1998. Since March, 1999 he has been our Manager of European Operations. Since 1990, Mr. Dashkovsky has been employed by Eastern Credit Ltd., Inc. as a manager. He was the President of the Estonian Innovation Bank until February, 1999. This bank owned EIP at one time.

     Walter C. Wilson has been our Director since January, 1999. Since 1974, Mr. Wilson has been an attorney in private practice in Texas. Mr. Wilson is licensed to practice law in Texas and Florida. Mr. Wilson has a J.D. degree, 1969, from the University of Florida Law School. Mr. Wilson practices in international law and international taxation.

     Joselito H. Sangel has been our Vice-President of Finance since September, 1998. Since 1996, Mr. Sangel has been an accountant with EC Group Companies, a firm controlled by Alex Genin. From 1988 through 1995 Mr. Sangel was a portfolio accountant with First Interstate Bank.

SECTION  16(B)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     We believe that all persons required to file reports pursuant to Section 16(b) of the Exchange Act have done so in a timely manner.

Item  10.   Executive  Compensation

     THE FOLLOWING SETS FORTH ALL FORMS OF COMPENSATION IN EXCESS OF $100,000 PER YEAR PER PERSON THAT WE PAID OUR EXECUTIVE OFFICERS FOR OUR FISCAL YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997.

                                             SUMMARY COMPENSATION TABLE
                                             --------------------------


                                  ANNUAL  COMPENSATION                      LONG  TERM  COMPENSATION
                             ---------------------------------              ------------------------
                                                                            AWARDS  PAYOUTS
                                                                            ------  -------
                                                    OTHER                                SECURITIES
NAME AND                                            ANNUAL      RESTRICTED               UNDERLYING
PRINCIPAL             FISCAL                        COMPEN-     STOCK       OPTIONS/     LTIP           ALL
POSITION              YEAR     SALARY     BONUS     SATION      AWARDS       SARS        PAYOUTS        OTHER
-------------------  ------  -----------  -----  -------------  ----------  -----------  ----------  --------------

Alex Genin             1999  $   74,000     -0-            -0-         -0-     500,000          -0-  $   75,000 (7)
Chairman               1998  $37,000 (1)    -0-            -0-         -0-  200,000 (2)         -0-  $684,420(3)(4)
Director               1997  $      -0-     -0-            -0-         -0-         -0-          -0-            -0-
CEO and
President


Michael                1999  $   13,200     -0-            -0-         -0-         -0-          -0-            -0-
Dashkovsky             1998  $      -0-     -0-            -0-        - 0-         -0-          -0-  $483,360(5)(6)
Director and           1997  $      -0-     -0-            -0-         -0-         -0-          -0-            -0-
Manager of
European Operations

_________________________________

(1) This $37,000 was indirect compensation paid to Mr. Genin. In addition, businesses owned by Mr. Genin received $131,553 as reimbursement for providing us with office space and business services (such as: secretarial services, telecommunications services, and photostating services), managerial and consultant staffing and travel expenses. See, Certain Relationships and Related Transactions.

(2) In April , 1999, we awarded Mr. Genin with an immediately exercisable option to purchase up to 200,000 shares of our common stock at an exercise price of $0.25 per share expiring on March 31, 2002. This was compensation for services rendered during 1998 through March 31, 1999. At the date of the grant, the fair value of our common stock was approximately $0.5625 per share and the option was valued at $62,500.

(3) In 1998, Mr. Genin purchased an immediately exercisable option to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.05 per share. The exercise price was below the fair value of our common stock on the date the option was purchased and the option was valued at $187,500.

(4) In 1998, Mr. Genin purchased 4,000,000 shares of our common stock for $0.0008 per share when the fair value of the stock was approximately $0.1250 per share. This transaction resulted in compensation to Mr. Genin of $496,920. In December, 1999, Mr. Genin purchased an immediately exercisable option to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share that expires in December, 2001. In January, 2000, Mr. Genin purchased an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $0.25 per share that expires in January, 2002.

(5) In 1998, Mr. Michael Dashkovsky, our Manager of Eastern Operations and our Director, purchased an immediately exercisable option to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.05 per share. The exercise price was below the fair value of our common stock on the date the option was purchased and the option was valued at $112,500.

(6) In 1998, Mr. Dashkovsky also purchased 3,000,000 shares of our common stock for $0.0014 per share when the fair value of the stock was approximately $0.1250 per share. This transaction resulted in compensation to Mr. Dashkovsky of $370,860.


(7) During 1999, we issued 700,000 immediately exercisable options as compensation to Mr.Genin. Of these, 500,000 options have an exercise price of$.10 per share and expire in December 2001, and 200,000 options have an exercise price of $.25 per share and expire in March 2002.

                            OPTION/SAR GRANTS IN 1999


            Number of        Percent of
            Securities       Total Options/SARs
            Underlying       Grant ed to All      Per Share
            Options/SARs     Employees            Exercise    Expiration
            Granted in 1999  In 1999              Price       Date
            ---------------  -------------------  ----------  ----------------
Alex . . .          200,000                23.5%  $     0.25  March 3, 2002
Genin. . .          500,000                58.8%  $     0.10  December 6, 2001


Michael. .              -0-                 -0-            -                --
Dashkovsky


                             AGGREGATED OPTION/SAR EXERCISES IN 1999
                               AND 1999 YEAR END OPTION/SAR VALUES

                                                                           $
                                                    Number of              Value of
                                                    Unexercised            Unexercised
                                                    Securities Underlying  In-The-Money
                                                    Options/SARs           Options/SARs
                        Share          $            At the End of 1999     At the End of 1999
                        Acquired       Value        Exercisable /          Exercisable /
                        On Exercise    Realized     Unexercisable          Unexercisable
Alex . . . . . . . . .          -0-            -0-  3,300,000 / None.      $282,500 / None.
Genin

Michael. . . . . . . .          -0-            -0-  1,500,000 / None.      $112,500 / None.
Dashkovsky

EMPLOYMENT  AGREEMENTS  AND  OTHER  COMPENSATION  PLANS

     We do not have an employment contract with any of our employees. We presently intend to negotiate an employment contract with Alex Genin which would require be Board approval, however, no terms have been discussed at this time.

     We  presently do not have a long term incentive employee compensation plan.

DIRECTOR  COMPENSATION

     We  do  not  currently  pay  any  cash  directors'  fees.

EMPLOYEE  STOCK  OPTION  PLAN

     We believe that equity ownership is an important factor in our ability to attract and retain skilled personnel, and our Board of Directors may adopt an employee stock option plan in the future. The purpose of the stock option program will be to further our interests by providing incentives in the form of stock options to key employees and directors who contribute materially to our success and profitability. The option grants will recognize and reward outstanding individual performance and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. This program will also assist us in attracting and retaining key employees and directors.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The following table sets forth certain information as of March 13, 2000, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. At March 27, 2000, we had outstanding 71,068,742 shares of common stock, and no outstanding preferred stock.


Name  and  Address               Shares  of  Common           Percent  of
of  Beneficial  Holder           Stock  Beneficially  Owned   Class
-----------------------------------------------------------------------------

Alex  Genin                      52,620,000  (1,2,5,6)        69.2%
5120  Woodway,  Suite  9004
Houston,  Texas  77056

Eurocapital  Group,  Ltd         25,500,000  (2)              35.2%
19  Peel  Road

Douglas,  Isle  of  Man
British  Isles  1M1  4LS

United  Capital  Group  Limited    19,820,000  (2,6)          27.3%
50  Town  Range,  Suite  7B
Gibraltar


Michael  Dashkovsky                4,500,000  (3)              6.1%
5120  Woodway,  Suite  9004
Houston,  Texas  77056

Abrador,  SA.                      3,618,100                   5.0%
48  East  Street
Bella  Vista,  Sucre  Building
Panama

Joseph  A.  Bond                   400,000                      .6%
5120  Woodway,  Suite  9004
Houston,  Texas  77056

Walter  C.  Wilson                 100,000                     0.1%
1900 West Loop South, Suite 2050
Houston,  Texas  77027

Joselito  H.  Sangel               630,000  (4)                0.9%
5120  Woodway,  Suite  9004
Houston,  Texas  77056

All  officers  and  directors  as  58,250,000                 74.9%
a  Group--Five  Persons
__________________________________


(1) Includes options to purchase up to 3,300,000 shares of our common stock which are presently exercisable at excise prices of from $.05 to $.25 per share.

(2) Alex Genin currently holds powers of attorney from Eurocapital Group, Ltd. and United Capital Group Limited pursuant to which Mr. Genin is Granted voting and investment power with respect to our shares. Mr. Genin is deemed to be the beneficial owner of these shares. Mr. Genin does not own any stock of Eurocapital Group, Ltd. or United Capital Group Limited.

(3) Includes an option to purchase up to 1,500,000 shares of our common stock which is presently exercisable at an exercise price of $0.05 per share.

(4) Includes an option to purchase up to 230,000 shares of our common stock which is presently exercisable at exercise prices ranging from $.05 to $0.50 per share.

(5) Includes shares owned by Eurocapital Group, Ltd. and United Capital Group Limited.

(6) Includes an option to purchase up to 300,000 shares of our common stock which is presently exercisable at exercise prices ranging from $0.50 per share.

Item  12.     Certain  Relationships  and  Related  Transactions

     Alex Genin currently holds powers of attorney from Eurocapital Group, Ltd. and United Capital Group Limited pursuant to which Mr. Genin is granted voting and investment power with respect to our shares. Mr. Genin is deemed to be the beneficial owner of these shares. Mr. Genin does not own any stock of Eurocapital Group, Ltd. or United Capital Group Limited.

     We believe that the terms and conditions of all of the following transactions were no less as favorable to us than terms attainable from unaffiliated third parties. The terms of these transactions were determined by the parties through arms length negotiations. These transactions were made at a time when our common stock had a very low market value and there was only de minimis and infrequent trading activity.

     Effective September, 1998, we and United Capital Group Limited entered into a loan agreement (since repaid). As part of the loan agreement, during 1998, United Capital Group Limited, on behalf of us, reimbursed businesses owned by Mr. Genin for services which Mr. Genin's businesses provided to us, including office space and business services (such as: secretarial services, telecommunications services, and photostating services), managerial and consultant staffing (including payments to Mr. Genin of $37,000 in 1998) and travel expenses. Mr. Genin's businesses provided these services on terms no less favorable to us than terms obtainable from unaffiliated third parties. At the time these transactions occurred, we had limited resources, and were unable to find any alternative source of financing. In 1998, Mr. Genin's businesses received $168,553 under this arrangement and the cumulative total was $186,000 as of January 31, 1999. In February, 1999, United Capital Group and us agreed to exchange the $186,000 indebtedness for 7,440,000 shares of common stock. Pursuant to the loan agreement, this debt was converted at a conversion price of $0.025 per share, which, at the time of conversion, was below market value. In August, 1999, United Capital Group Limited converted additional debt for shares of our common stock pursuant to the loan agreement at an exchange price of $0.05 per share for 2,280,000 shares of our common stock. United Capital Group Limited presently owns approximately 27.3% of our common stock.

     During 1998, Mr. Genin's businesses compensated Mr. Genin in the amount of $37,000 for services he rendered related to us. During 1999, Mr. Genin's businesses compensated Mr. Genin in the amount of $74,400 as compensation to him for services he rendered related to us. Mr. Genin beneficially owns approximately 69.2% of our common stock .

     In September, 1998, we entered into a Stock Exchange Agreement with two stockholders of EIP, who were Eurocapital Group, Ltd. and United Capital Group Limited. We issued a total of 34,000,000 shares of our common stock to the EIP stockholders in exchange for all of the outstanding shares of EIP. The terms and conditions of the Stock Agreement Exchange were determined by the parties through arms length negotiations and were approved by the Board of Directors. However, there was no appraisal. As a result of these transactions, Eurocapital Group, Ltd. now beneficially owns 35.2% of our common stock, and United Capital Group Limited now beneficially owns 27.3% of our common stock. We treated the acquisition of EIP as a recapitalization whereby EIP was the accounting acquiror. At the time of the acquisition, we estimated the market value of our common stock at approximately $.005 per share, resulting in a valuation of the acquisition of approximately $170,000.

     Estonian Innovation Bank, which previously owned EIP, made a loan to EIP in 1997. At December 31, 1999, the principal balance on this loan, which bears interest at 10% per annum, was $333,641 which is payable interest only on a monthly basis with a final balloon payment of principal and interest due in May, 2002. We do not believe that this funding source will provide any additional financing. Eurocapital Group, Ltd. owns approximately 54% of Estonian Innovation Bank and beneficially owns 35.2% of our common stock.

     In October, 1998, we sold to Alex Genin 4,000,000 shares of common stock at one-tenth cent per share and granted Mr. Genin an option to purchase 2,500,000 shares of our common stock which is exercisable at $0.05 per share and expires August, 2001, for the total cash sum of $4,140. This option is presently exercisable. These issuances were approved by the Board of Directors. This was an incentive approved by the Board of Directors to persuade Mr. Genin to become an officer and director and to devote virtually all of his time to us at a time when there was no meaningful market for our common stock and when we had limited financial resources. In April, 1999, we granted Mr. Genin an option to purchase up to 200,000 of our common stock exercisable at $0.25 per share and expires in March, 2002. In December, 1999, Mr. Genin purchased an immediately exercisable option to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share that expires in December, 2001. In January, 2000, Mr. Genin purchased an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $0.25 per share that expires in January, 2002.

     In October, 1998, we sold to Michael Dashkovsky 3,000,000 shares of common stock at one-tenth cent per share and granted Mr. Dashkovsky an option to purchase 1,500,000 shares of our common stock exercisable at $0.05 per share and expires in August, 2001, for the total cash sums of $3,080. This option is presently exercisable. These issuances were approve by the Board of Directors. This was an incentive approved by the Board of Directors to persuade Mr. Dashkovsky to become an officer and director and to devote substantially all of his time to us at a time when there was no meaningful market for our common stock and when the we had limited financial resources.

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)   Reports  on  Form  8-K.

           None.

     (b)   Exhibits

           Exhibit  Index:

Exhibit
-------
Number          Description  of  Exhibit
------          ------------------------

3.1     (*)     Certificate  of  Incorporation  and  Amendments  thereto.
3.2     (*)     By-Laws  and  Amendments  thereto.
4.1     (*)     Form  of  Common  Stock  Certificate.
10.1    (*)     Stock  Exchange  Agreement  by  and  among  First  Capital
                International,  Inc.  and certain  registered  holders  of capital stock of EIP Liisingu AS, an Estonian corporation.
10.2    (*)     Loan  agreement  between  us  and  United  Capital  Group,  Ltd
16.1    (*)     Letter  on  change  of  certifying  accountant.
21.1    (*)     Subsidiaries  of  the  registrant.
27.1    (**)    Financial  Data  Schedule for the year ended December 31, 1999.
___________________________

(*) Previously provided in the Form 10-SB original submission and amendments thereto.

(**)    Provided  here  with.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.

                             FIRST  CAPITAL  INTERNATIONAL,  INC.

                             By:     /s/  Alex  Genin
                                     Alex  Genin
                                     Director,  CEO,  and  President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                    Title                  Date
---------                    -----                  ----

/s/  Alex  Genin             Director     ,         March  28,  2000.
Alex  Genin                  CEO  and
                             President

/s/  Joseph  A.  Bond        Director      and      March  28,  2000.
Joseph  A.  Bond             Secretary

/s/  Michael  Dashkovsky     Director      and      March  28,  2000.
Michael  Dashkovsky          Manager  of
                             European  Operations

/s/  Walter  C.  Wilson      Director               March  28,  2000.
Walter  C.  Wilson

/s/  Joselito  H.  Sangel    Vice  President        March 28, 2000.
Joselito  H.  Sangel         of  Finance

                          FIRST  CAPITAL  INTERNATIONAL,  INC.
                                   __________



                         CONSOLIDATED  FINANCIAL  STATEMENTS
                      WITH  REPORT  OF  INDEPENDENT  ACCOUNTANTS
               FOR  THE  YEARS  ENDED  DECEMBER  31,  1999  AND  1998

                         FIRST  CAPITAL  INTERNATIONAL,  INC.
                                TABLE  OF  CONTENTS
                                    __________

                                                                  PAGE(S)
                                                                  -------

Report  of  Independent  Accountants                               F-3

Audited  Financial  Statements

  Consolidated  Balance  Sheet  as  of  December  31,
    1999                                                           F-4

  Consolidated  Statement  of  Operations  for  the
    years  ended  December  31,  1999  and  1998                   F-5

  Consolidated  Statement  of  Stockholders'  Deficit
    for  the  years  ended  December  31,  1999  and
    1998                                                           F-6

  Consolidated  Statement  of  Cash  Flows  for  the
    years  ended  December  31,  1999  and  1998                   F-8

Notes  to  Consolidated  Financial  Statements                     F-9

                     REPORT  OF  INDEPENDENT  ACCOUNTANTS



Board  of  Directors  and  Stockholders
First  Capital  International,  Inc.


We have audited the accompanying consolidated balance sheet of First Capital International, Inc. as of December 31, 1999, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed further in Note 2, the accompanying financial statements for the year ended December 31, 1998 have been restated.


                                        /s/  Ham,  Langston  &  Brezina,  L.L.P.

Houston,  Texas
March  22,  2000


                        FIRST CAPITAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                   __________


                                                           DECEMBER 31,
     ASSETS                                                   1999
---------------------------------------------          ------------
Current assets:
  Cash and cash equivalents                            $   115,838
  Short-term investments                                    15,650
  Lease receivables, net                                    79,813
  Accounts and notes receivable, net                        15,248
  Inventory                                                 35,457
  Prepaid expenses                                           7,650
                                                       ------------

    Total current assets                                   269,656

Lease receivables                                          111,155

Accounts and notes receivable, net                          13,624

Property and equipment, net                                 13,202
                                                       ------------

      Total assets                                     $   407,637
                                                       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------

Current liabilities:
  Note payable-related party                           $    11,372
  Accounts payable and accrued liabilities                  40,846
                                                            ------

    Total current liabilities                               52,218

Long-term debt-related party                               333,641
                                                       ------------

      Total liabilities                                    385,859
                                                       ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 70,061,142 shares
    issued and outstanding                                  70,061
  Additional paid-in capital                             2,794,371
  Accumulated deficit                                   (2,820,817)
  Accumulated foreign currency translation
    adjustments                                            (21,837)
                                                       ------------

      Total stockholders' equity                            21,778
                                                       ------------

        Total liabilities and stockholders'
          equity                                       $   407,637
                                                       ============

     See  notes  to  consolidated  financial  statements.


                        FIRST CAPITAL INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                    __________


                                                        YEAR ENDED DECEMBER 31,
                                                       --------------------------
                                                                       1998
                                                                      AS RESTATED
                                                         1999        (SEE NOTE 2)
                                                       ------------  ------------
Revenue:
  Merchandise sales                                    $    11,388   $         -
  Interest income                                           36,057        43,822
  Marketing research and consulting                        114,805             -
  Other operating revenue                                   23,182        13,352
                                                       ------------  ------------

    Total revenue                                          185,432        57,174
                                                       ------------  ------------

Costs and expenses:
  Cost of goods sold                                         4,103             -
  Operating, general and administrative
    expenses                                               571,203       257,745
  Stock and option based compensation                      444,335     1,334,322
  Depreciation and amortization                              6,657         8,563
  Unrealized depreciation in value of
    marketable equity securities                            33,301             -
  Interest expense                                         267,654        97,001
  Other expense, net                                             -           303
                                                       ------------  ------------

    Total costs and expenses                             1,327,253     1,697,934
                                                       ------------  ------------

Net loss                                               $(1,141,821)  $(1,640,760)
                                                       ============  ============

Basic and dilutive net loss per
  common share                                         $     (0.02)  $     (0.07)
                                                       ============  ============

Weighted average shares outstanding                     65,403,364    24,477,471
                                                       ============  ============

               See  notes  to  consolidated  financial  statements.

                                       F-5

                                       FIRST CAPITAL INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                  __________


                                                                                             FOREIGN      COMPRE-
                                                                 ADDITIONAL                 CURRENCY      HENSIVE
                                             COMMON STOCK         PAID-IN    ACCUMULATED  TRANSLATION     INCOME
                                         SHARES      AMOUNT       CAPITAL      DEFICIT     ADJUSTMENT     (LOSS)
-----------------------------------  -----------  -----------  ------------  -----------  -----------  -----------
Balance at December 31, 1997, as
  restated (See Note 2)                      10   $     7,390  $    38,631   $  (41,361)  $        -   $   (1,120)
                                                                                                           -------

Cumulative foreign currency trans-
  lation adjustment at January 1,
  1998, the date of change in
  status of Estonia to non-highly
  inflationary economy                        -             -                      3,125       (3,125)           -

Net loss, as restated (See Note 2)            -             -                 (1,640,760)           -  (1,640,760)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                             -             -            -                        269         269
                                                                                                       -----------

Comprehensive income (loss), as
  restated (See Note 2)                                                                                (1,640,491)
                                                                                                       -----------

Common stock issued for cash
  before recapitalization                    30        21,314          376            -            -             -

Recapitalization effective
  September 17, 1998                 46,651,102        17,947      (17,947)           -            -             -

Common stock issued for cash
  and services after recapital-
  ization                             9,100,000         9,100    1,018,100            -            -             -

Stock options issued to
  officers below fair market
  value, as restated (See Note 2)                          -       330,000            -            -             -

     See  notes  to  consolidated  financial  statements.


                                         FIRST CAPITAL INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT, CONTINUED
                                                    __________


 FOREIGN                              COMPRE-
ADDITIONAL                           CURRENCY      HENSIVE
      COMMON STOCK                    PAID-IN    ACCUMULATED   TRANSLATION      INCOME
  SHARES                              AMOUNT       CAPITAL       DEFICIT      ADJUSTMENT    (LOSS)
----------------------------------  -----------  ------------  ------------  ------------  ---------
Value of conversion feature on
  convertible debt, as restated
  (See Note 2)                               -              -       166,810            -          -             -
                                    -----------  ------------  ------------  ------------  ---------  ------------

Balance at December 31, 1998, as
  restated (See Note 2)             55,751,142         55,751     1,535,970   (1,678,996)    (2,856)   (1,641,611)

Net loss                                     -              -             -   (1,141,821)         -    (1,141,821)

Other comprehensive income-
  foreign currency translation
  adjustment                                 -              -             -            -    (18,981)      (18,981)
                                                                                                      ------------

  Comprehensive income                                                                                 (1,160,802)
                                                                                                      ------------

Common stock issued for cash and
  services (14,310,000 shares)      14,310,000         14,310     1,016,869            -          -             -

Compensatory stock options issued
  to employees, officers and
  directors                                  -              -        91,250            -          -             -

Compensatory stock options issued
  to vendors                                 -              -        17,092            -          -             -

Value of conversion feature on
  convertible debt                           -              -       133,190            -          -             -
                                    -----------  ------------  ------------  ------------  ---------  ------------

Balance at December 31, 1999        70,061,142   $     70,061  $  2,794,371  $(2,820,817)  $(21,837)  $(2,802,413)
                                    ===========  ============  ============  ============  =========  ============


     See  notes  to  consolidated  financial  statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   __________


                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                                     1998
                                                                 AS RESTATED
                                                       1999      (SEE NOTE 2)
                                                   ------------  -------------
Cash flows from operating activities:
  Net loss                                         $(1,141,821)  $ (1,640,760)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
    Gain on sale of property and equipment              (9,978)             -
    Depreciation expense                                 6,657          8,563
    Provision for bad debts                                  -         53,148
    Common stock and stock options issued for
      services                                         444,335      1,334,322
    Common stock and stock options issued in
      payment of vendors                                17,092              -
    Amortization of discount on note payable-
      related party                                    234,610         65,390
    Unrealized depreciation on marketable
      equity securities                                 33,301              -
    Change in operating assets and liabilities:
      Lease receivables                                 43,732         28,187
      Accounts receivable                              (74,741)        14,612
      Inventory                                        (35,457)             -
      Prepaid expenses                                  27,144             67
      Assets held for sale                                   -        (18,958)
      Accounts payable and accrued liabilities          14,345        (35,138)
                                                   ------------  -------------

        Net cash used in operating activities         (440,781)      (190,567)
                                                   ------------  -------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment          12,534            138
  Capital expenditures                                 (12,896)             -
                                                   ------------  -------------

        Net cash provided by investing
          activities                                      (362)           138
                                                   ------------  -------------

Cash flows from financing activities:
  Proceeds from notes payable and related
    conversion feature                                 144,562        166,810
  Proceeds from sale of common stock                   359,113         44,568
                                                   ------------  -------------

        Net cash provided by financing activities      503,675        211,378
                                                   ------------  -------------

Effects of exchange rate changes on cash                (8,161)        (1,774)
                                                   ------------  -------------

Net increase in cash and cash equivalents               54,371         19,175

Cash and cash equivalents, beginning
  of year                                               61,467         42,292
                                                   ------------  -------------

Cash and cash equivalents, end of year             $   115,838   $     61,467
                                                   ============  =============


Supplemental disclosure of cash flow information:

  Cash paid for interest                           $    26,959   $     31,611
                                                   ============  =============


     See  notes  to  consolidated  financial  statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------------

     First Capital International, Inc. (the "Company"), formerly Ranger/USA, Inc., assumed its current name in August 1998 when new management took over the Company which, at the time, had no existing operations, and began implementation of a new business plan. The Company is now involved primarily in the identification, acquisition and operation of businesses serving or focused on Central and Eastern European markets. To date, the Company's initial business has been EIP Liisingu AS, an Estonian company that provides lease financing of real estate, motor vehicles and equipment. The Company is currently identifying additional acquisition targets that are involved in internet related businesses, or businesses that compliment PlazaRoyal.com, an internet site developed and operated by the Company.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     MANAGEMENT  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the valuation of deferred tax assets and the realizability of accounts receivable.

     REVENUE  RECOGNITION
     --------------------

     Interest income is recognized using the interest method over the terms of underlying leases. Other operating revenue is recognized at the time services are provided.

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

     Cash and accounts and lease receivables are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks selected based upon management's assessment of the bank's financial stability. Cash balances are currently maintained in banks in Estonia and the United States. Cash balances in U.S. banks may periodically exceed the $100,000 federal depository insurance limit.


                                   Continued
                                       F-9

                         FIRST  CAPITAL  INTERNATIONAL,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                   __________

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     CONCENTRATIONS  OF  CREDIT  RISK,  CONTINUED
     --------------------------------------------

     Accounts and leases receivable arise primarily from transactions with customers in Estonia. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is required for credit granted in connection with certain lease transactions.

     CASH  EQUIVALENTS
     -----------------

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     INVENTORY
     ---------

     Inventory consists of finished goods held for sale and are recorded at the lower of aggregate cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     MARKETABLE  EQUITY  SECURITIES
     ------------------------------

     Marketable equity securities are classified as trading and are carried at quoted market values. The change in unrealized gain or loss with respect to these securities is recorded currently in operations.

     PROPERTY  AND  EQUIPMENT
     ------------------------

     Equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of 3 to 5 years for office equipment and 3 to 5 years for transportation equipment. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation, and any gain or loss from disposition is reflected in operations currently.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

     In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

                                   Continued
                                     F-10

                          FIRST  CAPITAL  INTERNATIONAL,  INC.
             NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                   __________

1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------------

     INCOME  TAXES
     -------------

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     FOREIGN  CURRENCY  TRANSLATION
     ------------------------------

     Effective January 1, 1998, the Company determined that the local currency is the functional currency for its Estonian subsidiary under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52). Under FAS 52, assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period.

     Prior to 1998, Estonia was considered a "highly inflationary economy" under ("FAS 52") and the U.S. dollar was treated as the functional currency for the Company's Estonian subsidiary. Accordingly, all translation adjustments were reflected in the consolidated statement of operations in 1997. As reflected in the consolidated statement of stockholders' deficit, at January 1, 1998 the Company recorded an adjustment to accumulated deficit of $3,125 to reflect cumulative translation adjustments in stockholders' deficit at the date the Company's Estonian subsidiary changed its functional currency to the Estonian kroon.


                                 Continued
                                   F-11

                   FIRST  CAPITAL  INTERNATIONAL,  INC.
         NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                 __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     COMPREHENSIVE  INCOME
     ---------------------

     Effective January 1, 1998 the Company adopted FAS 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for Reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Prior years financial statements have been reclassified to conform to these requirements.


2.   RESTATEMENT  OF  FINANCIAL  STATEMENTS
     --------------------------------------

     During the year ended December 31, 1998, the Company issued certain short-term debt with an associated beneficial conversion feature. The beneficial conversion feature was assigned a value of zero, but should have been assigned a value of approximately $167,000 and amortized as additional interest expense over the term of the debt.

     During the year ended December 31, 1998, the Company issued 9,100,000 shares of its common stock for services at prices representing a discount from the quoted market price of the Company's common stock at the dates of issue. The Company also issued 4,250,000 non-qualified compensatory stock options for shares of its common stock and convertible debt with a beneficial conversion feature. The stock options bear exercise prices that represent a discount from the quoted market price of the Company's common stock at the date of issue. The fair value of the Company's common stock, for purposes of determining compensation expense associated with stock and stock options and the value of the beneficial conversion feature associated with convertible debt, was determined based upon quoted market prices in an inactive market with discounts for trading restrictions on such shares and a thin market for the Company's common stock. Generally accepted accounting principles do not allow for such discounts from the quoted market price.


                                     Continued
                                        F-12

                           FIRST  CAPITAL  INTERNATIONAL,  INC.
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                      __________

2.   RESTATEMENT  OF  FINANCIAL  STATEMENTS,  CONTINUED
     --------------------------------------------------


     The effect of correcting these errors in application of generally accepted accounting principles on the Company's financial statements at December 31, 1998 and for the year then ended, is as follows:

                                                         1998
                                                        -------

     Decrease  in  total  assets                        $     -
                                                        ===========

     Decrease  in  total  liabilities                   $ (101,420)
                                                        ===========

     Increase  in  common  and  preferred  stock
      and  additional  paid-in  capital                 $  101,420
                                                        ===========

     Increase  in  accumulated  deficit                 $  852,890
                                                        ===========

     Increase  in  net  loss                            $  852,890
                                                        ===========

     Increase  in  basic  and  dilutive  net
        loss  per  common  share                        $    (0.04)
                                                        ===========


3.   RECAPITALIZATION
     ----------------

     On September 28, 1998 First Capital International, Inc. was acquired by EIP Liisingu AS ("EIP"), an Estonian corporation, in a recapitalization transaction accounted for similar to a reverse acquisition, except that no goodwill was recorded. First Capital International, Inc. was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition First Capital International, Inc. was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by First Capital International, Inc. for EIP's net monetary assets, accompanied by a recapitalization. In connection with this transaction, First Capital International, Inc. issued 34,000,000 shares of common stock in exchange for all outstanding shares of EIP. Since this transaction is in substance, a recapitalization of EIP and not a business combination, proforma information is not presented and a valuation of the company was not performed.

     In connection with the recapitalization transaction described in the previous paragraph, the outstanding common stock of First Capital International, Inc. was essentially substituted for the common stock of EIP and the difference was included in additional paid-in capital.

                                      Continued
                                         F-13

                         FIRST  CAPITAL  INTERNATIONAL,  INC.
              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                      __________

4.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     During the years ended December 31, 1999 and 1998, the Company has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 1999 and 1998, the Company incurred net losses of $1,141,821 and $1,640,760, respectively, and had negative cash flows from operations of $448,942 and $190,567. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management has specific plans to address the Company's financial situation as follows:

     - In the near term Management plans private placements of the Company's common stock to qualified investors to fund its operations.

     - In the long-term, Management believes that cash flows from acquired businesses and businesses that it is currently developing will provide the resources for its continued operations. Acquisition activities and development of the Company's internet-based business resulted in corporate headquarters accounting for 99% and 95% of the Company's total net loss in 1999 and 1998, respectively.

     There can be no assurance that the Company's planned private placement of equity securities status will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

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


                                      Continued
                                         F-14

                        FIRST  CAPITAL  INTERNATIONAL,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                      __________

5.     ACCOUNTS  RECEIVABLE
       --------------------

       Accounts  receivable  at  December  31,  1999  were  as  follows:

            Trade  accounts  receivable                                $  87,897
            Accrued  interest  receivable                                  1,610
            Other                                                          6,041
                                                                        --------

                                                                          95,548
       Less  allowance  for  doubtful  accounts                           66,676
                                                                        --------

                                                                          28,872
       Less  current  portion  of  accounts  and  notes
    receivable                                                            15,248
                                                                        --------

                                                                       $  13,624
                                                                       =========


6.   INVESTMENT  IN  DIRECT  FINANCING  LEASES
     -----------------------------------------

     The Company owns and leases various buildings, transportation and other equipment under leases that meet the criteria to be classified as direct financing leases. Assets owned and leased under direct financing leases are carried at the Company's gross investment in the lease less unearned income. Unearned income is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease.

     The components of the Company's investment in direct financing leases at December 31, 1999 were as follows:

       Lease  contracts  receivable  (net  of
       accounts  reserved  of  $994)                                    $239,457
       Less  unearned  income                                             48,489
                                                                        --------

       Investment  in  direct  financing  leases                        $190,968
                                                                        ========


                                   Continued
                                      F-15

                    FIRST  CAPITAL  INTERNATIONAL,  INC.
          NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                   __________


6.     INVESTMENT  IN  DIRECT  FINANCING  LEASES,  CONTINUED
       -----------------------------------------------------

       The minimum lease payment receivables under noncancellable leasing Arrangements at December 31, 1999 were as follows:

          YEAR  ENDING
          DECEMBER  31,
          -------------

             2000                               $100,078
             2001                                 86,399
             2002                                 33,928
             2003                                 11,372
             2004                                  7,680
                                                --------

          Net  minimum  lease  receipts          239,457

          Less  unearned  income                  48,489
                                                --------

          Net  investment  in  direct  financing
            leases                               190,968

          Less  current  portion                  79,813
                                                --------

                                                $111,155
                                                ========


7.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment at December 31, 1999 was as follows:

          Transportation  equipment            $  10,260
          Office  equipment                        6,263
                                                --------

                                                  16,523
          Less  accumulated  depreciation         (3,321)
                                                --------

                                               $  13,202
                                               =========


                                    Continued

                    FIRST  CAPITAL  INTERNATIONAL,  INC.
          NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                   __________

8.    NOTE  PAYABLE  AND  LONG-TERM  DEBT-RELATED  PARTY
      --------------------------------------------------

      Notes payable and long-term debt to related parties at December 31, 1999 were as follows:

      Note  payable  to  a  related  foreign  corpora-
        tion  under  a  verbal  loan  agreement  bearing
        interest  at  8.0%  per  year  and  on  demand.              $  11,372

      Note  payable  to  EIP's  former  parent  company,
        bearing  interest  at  10%  per  year  and  due
        in  monthly  payments  of  interest  only
        through  May  2002,  at  which  date  the  en-
        tire  principal  balance  is  payable.  This
        note  is  collateralized  by  substantially
        all  of  EIP's  property  and  equipment  and
        leased  assets  excluding  buildings  and
        transportation  equipment.                                     333,641
                                                                      --------

                                                                       345,013

     Less  current  portion                                             11,372
                                                                      --------

                                                                      $333,641
                                                                      ========


     Future maturities of notes payable and long-term debt at December 31, 1999 were as follows:

       YEAR  ENDING
       DECEMBER  31,
       -------------

        2000                                                         $  11,372
        2001                                                              -
        2002                                                           333,641
                                                                      --------
                                                                      $345,013
                                                                      ========

9.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities at December 31, 1999 were as follows:

       Trade  accounts  payable                                       $  6,936
       Accrued  legal  and  professional  fees                          22,378
       Accrued  payroll  and  compensation                               6,078
       Other  accrued  liabilities                                       5,454
                                                                      --------

                                                                     $  40,846
                                                                     =========




                                   Continued
                                      F-17

                           FIRST  CAPITAL  INTERNATIONAL,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                   __________

10.  INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 1999, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $1,080,000 which expire in 2008 through 2019. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change in the Company in connection with the reverse merger with EIP (See Note 3) severely limits the Company's ability to utilize the NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 1999 are as follows:

       Deferred  tax  assets:
         Net  operating  losses                                   $  368,770
         Allowance  for  doubtful  accounts  and
           notes  receivable                                          23,007
         Unrealized  depreciation  in  value  of
           marketable  equity  securities                             11,322
         Valuation  allowance                                       (403,099)
                                                                  ----------

           Net  deferred  tax  assets                             $     -
                                                                  ==========


     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (amounts in thousands):

                                          1999                      1998
                                    -----------------         ----------------
                                    AMOUNT        %           AMOUNT        %
                                    -------      ---          -------      ---
  Benefit  for  income  tax  at
    federal  statutory  rate        $388,219      34.0       $557,858      34.0
  Non-deductible  compensation      (151,074)    (13.2)      (476,002)    (29.0)
  Increase  in  valuation
                                    (237,145)    (20.8)       (81,856)     (5.0)
                                    --------     -----       ---------    -----

                                     $   -          -        $    -           -
                                    =========  =======       =========  =======


                                   Continued
                                     F-18

                    FIRST  CAPITAL  INTERNATIONAL,  INC.
          NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                              __________


11.  STOCKHOLDER'S  EQUITY
     ---------------------

     On April 1, 1999 the Company authorized 10,000,000 shares of serial preferred stock for which the Company's Board of Directors may designate voting power, preferences, limitations and restrictions.

     During the year ended December 31, 1999, the Company sold and issued, above the number of existing shares outstanding, a total of 14,310,000 shares of common stock. Of the 14,310,000 total shares, 498,000 shares were issued as compensation for employee and non-employee services at prices representing a discount from the fair value of the Company's common stock at the date of issue or measurement date. Such discount has been recognized as compensation expense totaling $353,085 in the accompanying statement of operations for the year ended December 31, 1999. In connection with the issuance of shares for service, the fair value of the Company's common stock was determined based upon the quoted market prices for the Company's common stock. The Company has accounted for common stock issued to non-employees for services in accordance with EITF Issue 96-18. In all cases the measurement date for measurement of the fair value of the Company's common stock was the date at which the service provider's performance was complete because such date was before the commitment by the service provider to earn the common stock.

     In order to remain within the constraints of authorized shares, on August 28, 1998, the Company adopted amendments to its certificate of incorporation to (i) increase the authorized capital stock of the corporation from 50,000,000 shares to 100,000,000 shares and (ii) decrease the par value of common stock from $0.01 to $0.001 per share.



                                      Continued
                                        F-19

                    FIRST  CAPITAL  INTERNATIONAL,  INC.
          NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                   __________

12.  STOCK  OPTIONS
     --------------

     During the year ended December 31, 1999, the Company issued non-qualified options to employees, officers and directors of the Company that will allow them to immediately acquire a total of 850,000 shares of the Company's common stock at prices ranging from $0.05 to $0.10 per share. The table below summarizes the annual activity in the Company's stock options:


                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                OPTIONS                   EXERCISE PRICE  PRICE
                            ----------------------------  --------------  --------------
Balance at December 31, 1997        -                     $-              $        -

  Granted                          4,250,000              $0.05 to $0.10  $        0.05
  Cancelled                                -
  Exercised                                -
                              --------------

Balance at December 31, 1998       4,250,000               $         0.05  $       0.05

  Granted to employees,
    officers and directors           850,000               $0.10 to $0.25  $       0.14
  Granted to vendors                  40,000               $0.68 to $0.75  $       0.70
  Cancelled                                -               $            -
  Exercised                                -
                              --------------

Balance at December 31, 1999       5,140,000               $0.05 to $0.75  $       0.07
                              ==============

     The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options were less than the fair value of the Company's stock on the date of grant, compensation expense totaling $91,250 has been recognized in these financial statements to reflect the value of stock options granted as compensation. The fair value of the Company's common stock, for purposes of determining compensation expense associated with stock options, was determined based upon the quoted market price of the Company's common stock.

     Had the Company elected to recognize compensation cost for stock options based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) per share would have reflected the proforma amounts indicated below:



                                        Continued
                                          F-20

                           FIRST  CAPITAL  INTERNATIONAL,  INC.
             NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                       __________

12.  STOCK  OPTIONS,  CONTINUED
     --------------------------
                                                        1999        1998
                                                       -------     -------

     Net  loss
       as  reported                                   $(1,141,821)  $(1,640,760)
       proforma                                        (1,179,511)   (1,726,077)
     Basic  and  diluted  net  loss  per  share             (0.02)        (0.07)


     The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 1999:

     Dividend  yield                                           0.0%         0.0%
Expected  volatility                                           80.0%       70.0%
Risk-free  interest  rate                                       6.0%        4.9%
Expected  holding  period                                 2  years      2  years


     All outstanding stock options are currently exercisable. A summary of outstanding stock options at December 31, 1999 follows:

 NUMBER OF                     REMAINING
COMMON STOCK                   CONTRACTUAL   EXERCISE
EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)  PRICE
------------  ---------------  ------------  ------

 4,000,000    August 2001               1.7  $ 0.05
   250,000    August 2001               1.7    0.10
   100,000    January 2000              0.1    0.10
    10,000    October 2000              0.8    0.75
    30,000    October 2001              1.8    0.68
   550,000    December 2001             2.0    0.10
   200,000    March 2002                2.3    0.25
------------

 5,140,000
============

                                   Continued
                                     F-21

                         FIRST  CAPITAL  INTERNATIONAL,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                   __________


13.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 1999 and 1998, the Company engaged in certain related party transactions as follows:


13.  RELATED  PARTY  TRANSACTIONS,  CONTINUED
     ----------------------------------------

                                                          1999       1998
                                                         ------     ------

     Direct  financing  leases  with
       officers  and  directors  of  EIP:

       Total  lease  contract  amount                 $  3,792     $  3,792
       Balance  of  lease  receivable  at
         year  end                                    $    248     $  1,050
       Interest  rate                                      15%          15%

     Interest  incurred  on  long-term  debt
       to  former  parent  of  EIP                    $ 27,044     $ 31,611


     During 1999 the Company began subleasing office space from a company 100% owned by the Company's president. The sublease is on a month-to-month basis and provides for monthly payments of $2,343. Total rent expense recognized with respect to this lease during 1999 and 1998 was $28,116 and $9,372, respectively.


14.  LITIGATION
     ----------

     The Company is a party to certain litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company.


15.  SEGMENT  AND  GEOGRAPHIC  INFORMATION
     -------------------------------------

     The Company currently operates in the equipment and real estate direct financing lease business but is actively seeking qualified businesses to acquire. The Company's two reportable segments are based upon geographic area and type of business. All of the Company's foreign operations are currently conducted by EIP in Estonia. EIP currently operates with the Estonian kroon as its functional currency.

     The corporate component of operating income (loss) represents corporate general and administrative expenses. Corporate assets include cash and cash equivalents.


                                   Continued
                                     F-22

                         FIRST  CAPITAL  INTERNATIONAL,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  -  (CONTINUED)
                                   __________

15.  SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
     -------------------------------------------------

     Following is a summary of segment information:

                                                       1999            1998
                                                     -------          -------

     Net  Revenue:
       United  States  -  Corporate                  $    13,689     $         -
       Estonia  -  Leasing                               171,743          57,174
                                                     -----------     -----------

         Total  net  revenue                         $   185,432     $    57,174
                                                     ===========     ===========


     Depreciation  and  Amortization:
       United  States  -  Corporate                  $       238     $         -
       Estonia  -  Leasing                                 6,420           8,563
                                                     -----------     -----------

         Total  depreciation  and
           amortization                              $     6,658     $     8,563
                                                     ===========     ===========


     Loss  from  Operations:
       United  States  -  Corporate                  $(1,130,954)   $(1,602,069)
       Estonia  -  Leasing                               (10,867)       (38,691)
                                                      -----------    -----------

         Total  loss  from  operations               $(1,141,821)   $(1,640,760)
                                                     ===========      ==========


     Assets:
       United  States  -  Corporate                  $   108,446     $       906
       Estonia  -  Leasing                               299,191         334,495
                                                     -----------     -----------

         Total  assets                               $   407,637     $   335,401
                                                     ===========     ===========


     Capital  Expenditures:
       United  States  -  Corporate                  $     3,701     $      -
       Estonia  -  Leasing                                 9,195             138
                                                     -----------     -----------

         Total  capital  expenditures                $    12,896     $       138
                                                     ===========     ===========