Form 10QSB
period 2000-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2000-05-15
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

[X]     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Quarterly  Period  Ended  March  31,  2000

[  ]     Transition  Report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934
For  the  transition  period  from                    to
                                    -----------------    -------------------
                        Commission File Number: 000-26271

                        First Capital International, Inc.
                 (Name of small business issuer in its charter)

       Delaware                                                 76-0582435
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 2, 2000, 72,634,742 shares of common stock.

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated  Financial  Statements

         Consolidated  Condensed  Balance  Sheet  as  of  December  31,
            1999  and  March  31,  2000

         Consolidated  Condensed  Statement  of  Operations  for  the
            three  months  ended  March  31,  2000  and  1999

         Consolidated  Condensed  Statement  of  Stockholders'  Equity
            for  the  three  months  ended  March  31,  2000

         Consolidated  Condensed  Statement  of  Cash  Flows  for  the
            three  months  ended  March  31,  2000  and  1999

         Selected  Notes  to  Consolidated  Financial  Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

PART  II  -  OTHER  INFORMATION

     Item  2.  Changes  in  Securities

     Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




                        FIRST CAPITAL INTERNATIONAL, INC.
                                   ------------

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                   FIRST  CAPITAL  INTERNATIONAL,  INC.
                          TABLE  OF  CONTENTS
                              -------------

                                                           PAGE(S)
                                                           -------

Unaudited  Condensed  Consolidated  Financial
  Statements:

  Condensed  Consolidated  Balance  Sheet  as  of
    March  31,  2000  and  December  31,  1999               F-3

  Unaudited  Condensed  Consolidated  Statement
    of  Operations  for  the  three  months  ended
    March  31,  2000  and  1999                              F-4

  Unaudited  Condensed  Consolidated  Statement
    of  Stockholders'  Deficit  for  the  three
    months  ended  March  31,  2000                          F-5

  Unaudited  Condensed  Consolidated  Statement
    of  Cash  Flows  for  the  three  months  ended
    March  31,  2000  and  1999                              F-6

Selected  Notes  to  Unaudited  Consolidated
  Condensed  Financial  Statements                           F-7

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              -------------

                                                     MARCH  31,   DECEMBER 31,
                                                       2000            1999
   ASSETS                                          (UNAUDITED)        (NOTE)
   ------                                          -----------     ---------
Current assets:
  Cash and cash equivalents                        $   280,760   $   115,838
  Short-term investments                                18,750        15,650
  Lease receivables, net                                66,934        79,813
  Inventory                                             33,230        35,457
  Other                                                 23,542        22,898
                                                   ------------  ------------

    Total current assets                               423,216       269,656

Lease receivables                                       93,392       111,155

Accounts and notes receivable, net                      10,648        13,624

Property and equipment, net                             11,655        13,202
                                                   ------------  ------------

      Total assets                                 $   538,911   $   407,637
                                                   ------------  ------------


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Note payable to a related party                  $    14,615   $    11,372
  Accounts payable and accrued liabilities               4,419        40,846
                                                   ------------  ------------

    Total current liabilities                           19,034        52,218

Long-term debt to a related party                      333,641       333,641
                                                   ------------  ------------

      Total liabilities                                352,675       385,859
                                                   ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 72,431,142 and 70,061,142
    shares issued and outstanding at March 31,
    2000 and December 31, 1999, respectively            72,431        70,061
  Additional paid-in capital                         3,107,001     2,794,371
  Accumulated deficit                               (2,970,628)   (2,820,817)
  Accumulated foreign currency translation
    adjustments                                        (22,568)      (21,837)
                                                   ------------  ------------

      Total stockholders' equity (deficit)             186,236        21,778
                                                   ------------  ------------

        Total liabilities and stockholders'
          equity (deficit)                         $   538,911   $   407,637
                                                   ------------  ------------

Note: The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                   FIRST  CAPITAL  INTERNATIONAL,  INC.
     UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENT  OF  OPERATIONS
                               -----------
                               (UNAUDITED)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                          --------------------------
                                              2000          1999
                                          ------------  ------------
                                                         (RESTATED)
Revenue:
  Merchandise sales                       $    15,960   $         -
  Interest income                              15,560        10,470
  Other operating revenue                         682         2,476
                                          ------------  ------------

    Total revenue                              32,202        12,946
                                          ------------  ------------
Costs and expenses:
  Cost of merchandise sales                     6,387             -
  Operating, general and administrative
    expenses                                  157,068        65,656
  Stock and option based compensation          10,000       320,850
  Depreciation and amortization                 1,547         2,057
  Interest expense                              7,011       128,770
  Other expense, net                                -         2,863
                                          ------------  ------------
    Total costs and expenses                  182,013       520,196
                                          ------------  ------------
Net loss                                  $  (149,811)  $  (507,250)
                                          ------------  ------------
Basic and dilutive net loss per
  common share                            $     (0.00)  $     (0.01)
                                          ------------  ------------
Weighted average shares
  outstanding                              70,891,802    61,107,031
                                          ------------  ------------


                           See accompanying notes.

                     FIRST  CAPITAL  INTERNATIONAL,  INC.
     UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIT
                 FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000
                                  ----------
                                 (UNAUDITED)

                                                                        FOREIGN
                                            ADDITIONAL                  CURRENCY     COMPREHENSIVE
                                COMMON      PAID-IN      ACCUMULATED    TRANSLATION  INCOME
                                STOCK       CAPITAL      DEFICIT        ADJUSTMENT   (LOSS)
                               ---------  ------------  -------------  ---------  ------------
Balance at December 31, 1999   $  70,061  $  2,794,371  $ (2,820,817)  $(21,837)  $(2,807,413)

Net loss                               -             -      (149,811)         -      (149,811)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                      -             -             -       (731)         (731)
                                                                                  ------------

  Comprehensive income                 -             -             -          -      (150,542)
                                                                                  ------------

Common stock issued,
  (2,370,000 shares)               2,370       312,630             -          -             -
                               ---------  ------------  -------------  ---------  ------------

Balance at March 31, 2000      $  72,431  $  3,107,001  $ (2,970,628)  $(22,568)  $(2,957,955)
                               ---------  ------------  -------------  ---------  ------------


                              See  accompanying  notes.

                            FIRST  CAPITAL  INTERNATIONAL,  INC.
               UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                     ----------
                                     (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               --------------------
                                                 2000       1999
                                               ---------  ---------
(RESTATED)
Cash flows from operating activities           $(27,288)  $(12,840)
                                               ---------  ---------

Cash flows from financing activities:
  Proceeds from sale of common stock            305,000     42,104
  Proceeds from notes payable to a
    related party                                 3,243          -
                                               ---------  ---------

        Net cash provided by financing
          activities                            308,243     42,104
                                               ---------  ---------

Effects of exchange rate changes on cash           (195)       808
                                               ---------  ---------

Net increase in cash and cash equivalents       164,922     30,072

Cash and cash equivalents, beginning
  of period                                     115,838     61,467
                                               ---------  ---------

Cash and cash equivalents, end of period       $280,760   $ 91,539
                                               ---------  ---------

Non-cash investing and financing activities:
  Conversion of note payable to a related
    party to common stock                      $      -   $186,000
                                               ---------  ---------

                      See  accompanying  notes.

                  FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            -----------

1.     INTERIM  FINANCIAL  STATEMENTS
       ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the respective full years.

A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 1999 and 1998. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


2.     RESTATEMENT  OF  FINANCIAL  STATEMENTS
       --------------------------------------

During the three months ended March 31, 1999, the Company issued 22,000 shares of its common stock for services at prices representing a discount from the quoted market price of the Company's common stock at the dates of issue. The Company also issued 300,000 non-qualified compensatory stock options for shares of its common stock and convertible debt with a beneficial conversion feature. The stock options bear exercise prices that represent a discount from the quoted market price of the Company's common stock at the date of issue. The fair value of the Company's common stock, for purposes of determining compensation expense associated with stock and stock options and the value of the beneficial conversion feature associated with convertible debt, was determined based upon quoted market prices in an inactive market with discounts for trading restrictions on such shares and a thin market for the Company's common stock. Generally accepted accounting principles do not allow for such discounts from the quoted market price.

The effect of correcting this error in application of generally accepted accounting principles on the Company's financial statements at March 31, 1999 and for the three months then ended, was as follows:

                  FIRST  CAPITAL  INTERNATIONAL,  INC.
             NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                            -----------

2.     RESTATEMENT  OF  FINANCIAL  STATEMENTS,  CONTINUED
       --------------------------------------------------

     Decrease  in  total  assets                           $     -
                                                           ----------

     Decrease  in  total  liabilities                      $     -
                                                           ----------

     Increase  in  common  and  preferred  stock
       and  additional  paid-in  capital                   $  352,135
                                                           ----------

     Increase  in  accumulated  deficit                    $ (352,135)
                                                           ----------

     Increase  in  net  loss                               $ (352,135)
                                                           ----------

     Increase  in  basic  and  dilutive  net
       loss  per  common  share                            $    (0.01)
                                                           ----------

3.     INCOME  TAXES
       -------------

The difference between the 34% federal statutory income tax rate shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


4.     STOCKHOLDERS'  EQUITY
       ---------------------

During the three months ended March 31, 2000, the Company issued shares of common stock and had other increases to stockholders' equity as follows:

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                -------------

                                           ADDITIONAL
                                   COMMON   PAID-IN
                                   STOCK    CAPITAL    TOTAL
                                 --------  --------  --------
  Common stock issued for cash
    (2,350,000 shares)           $  2,350  $302,650  $305,000

  Compensation recognized on
    common stock issued to of-
    ficers or employees at
    below market value (20,000
    shares)                            20     9,980    10,000
                                 --------  --------  --------

    Total                        $  2,370  $312,630  $315,000
                                 --------  --------  --------

5.     SEGMENT  AND  GEOGRAPHIC  INFORMATION
       -------------------------------------

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

                     FIRST  CAPITAL  INTERNATIONAL,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                ----------

5.     SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
       -------------------------------------------------

       Following  is  a  summary  of  segment  information:

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                 --------------------------
                                      2000          1999
                                 --------------  ----------
                                                 (RESTATED)
Net Revenue:
  United States - Corporate      $      17,117   $       -
  Estonia - Leasing                     15,085      12,946
                                 --------------  ----------
    Total net revenue            $      32,202   $  12,946
                                 --------------  ----------


Loss from operations:
  United States - Corporate      $    (141,829)  $(502,702)
  Estonia - Leasing                     (7,982)     (4,548)
                                 --------------  ----------
    Total loss from operations   $    (149,811)  $(507,250)
                                 --------------  ----------


                                      MARCH 31,   DECEMBER 31,
                                          2000        1999
                                 --------------  ----------
Assets:
  United States - Corporate      $     278,885   $ 108,446
  Estonia - Leasing                    260,026     299,191
                                 --------------  ----------
    Total assets                 $     538,911   $ 407,637
                                 --------------  ----------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENT  AND  INFORMATION

     The Company is including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company's management to operate on a global basis; the ability of the Company to effectuate and successfully operate acquisitions, and new operations; the ability of the Company to obtain acceptable forms and amounts of financing to fund current operations and planned acquisitions; the political, economic and military climate in nations where the Company may have interests and operations; the ability to engage the services of suitable consultants or employees in foreign countries; and competition and the ever-changing nature of the Internet and e-commerce. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

    The following description of our financial position and results of operations should be read in conjunction with our Financial Statements and the Notes to Financial Statements contained in this report and in our annual report on Form 10-KSB.

INTRODUCTION

     It is our current intent to grow First Capital International, Inc. through the continued development and commercialization of our internet based businesses. We intend to make any business acquisitions by issuing common stock; however, we may need additional cash to complete acquisitions. If additional capital is needed, we will raise substantially all such funds from outside sources. We anticipate that most acquisitions we make during the next 12 months will be of operating entities with existing management in place.

     www.3Dzip.com.  In  April  2000  we  launched  the  formal operation of our
     -------------
www.3Dzip.com website and subsequently received our first contract to provide 3-D web design services. At present, we are developing bids for several projects and are in the process of making proposals to various retail customers. Additionally, we are planning to register with U.S. Government agencies to explore 3D design possibilities.

     AS  MAINOR  ANET.  In  April  2000, we acquired AS MAINOR ANET, an internet
     ----------------
service provider ("AISP") in Estonia. This ISP will contribute about $500,000 in revenue to our consolidated income statement and will set the stage for additional acquisitions in the e-commerce area in Eastern Europe. The management of AS MAINOR ANET provides us with expertise and infrastructure for not only present activities but also future activities and acquisitions in the region.

     www.FlamingoTravel.net.  In  April  2000, we also acquired Flamingo Travel,
     -----------------------
Inc., an existing U.S. travel agency with online operations at www.flamingotravel.net. This acquisition will add another $1,000,000 in revenue and will improve our ability to cross-market promotions among our web sites. In addition, this acquisition will allow us to enter into the lucrative e-travel business and will provide increased exposure of our web sites to travel consumers in various regions throughout the world.

     www.MarchesediGenin.com:  We  are  actively  pursuing  brand recognition of
     ------------------------
merchandise offered at this site. At present, the site generates gross sales of $7,000 to $8,000 per month and has not increased our advertising costs. We have completed the selection of vendors to supply our site and such vendors are now prepared to provide our customers with luxury items that we have picked for sale at our website. Our current plan requires additional marketing personnel, as well as additional advertising expenditures. We plan to conduct showings with certain major retail chains to promote our luxury goods and will be attempting to negotiate formal agreements to sell "Marchese di Genin" branded items through these major retail chains.

     www.LegalClaims.com.  We  are  actively looking for partnerships and formal
     -------------------
alliances with major law firms, in order to launch a marketing campaign and membership drive. At the present time, our site is being actively visited by the general public and our bulletin board is receiving a variety of legal questions from all over the world. However, we are currently unable to answer most of these postings due to a lack of the necessary legal specialists, who have the experience to respond to these postings. We are proceeding with a plan to build alliances with qualified law firms that are capable of responding to the legal questions posted to our LegalClaims.com bulletin board.

     Finally, due to poor financial results, we are seeking a buyer for EIP, our leasing subsidiary.

ANALYSIS  OF  FINANCIAL  CONDITION

     We are actively seeking new acquisitions in the United States and Europe. In the United States, negotiations currently are underway for the acquisition of several E-commerce companies, as well as travel related service companies, with E-commerce features. In Eastern Europe, we are pursuing various acquisition opportunities, including certain ISP's in the Baltic Region. We are seeking to accomplish any future acquisitions through exchange of our common stock for target companies. This approach will enable us to expand our asset base without using our cash resources. Although, current stockholders may experience substantial dilution in per share book value.

     We currently plan to increase the number of our employees by hiring a marketing manager and an operations manager. Expansion of our work force and support of our current operations will be financed from sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.


GOING  CONCERN  ISSUE

     During the three months ended March 31, 2000 and the year ended December 31, 1999 we have been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During those periods we have incurred significant net losses. For the three months ended March 31, 2000 we had a net loss of $149,811 and for the year ended
December  31  1999,  we  had  a  net  loss  of  $1,148,821.

     Additionally, we had negative cash flows from operations of $27,288 during the three months ended March 31, 2000, and $1,141,821 for the year ended December 31, 1999. These factors along with am accumulated deficit of $2,970,628 at March 31, 2000 raise substantial doubt about our ability to continue as a going concern.

     Our long-term viability as a going concern is dependent upon three key factors as follows:

- Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations.

-     Our ability to acquire or internally develop viable businesses.

- Our ability to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

     As a result of potential liquidity problems that we face, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on the Company's financial statements for the year ended December 31, 1999 indicating that substantial doubt exists about our ability to continue as a going concern.

      We  have  specific  plans  to  address the financial situation as follows:

- In the near term we plan private placements of our common stock to qualified investors to fund our current operations.

- In the long-term, we believe that cash flows from acquired businesses and businesses we are currently developing will provide the resources for our continued operations. We have developed and launched several e-commerce web sites.

     We believe that revenues from these our web sites, as well as revenues from newly acquired companies, will more than cover overhead at the corporate level if our marketing is successful. Acquisition activities and development of our internet projects resulted in corporate headquarters accounting for approximately 95% of our total net loss for the three months ended March 31, 2000.

COMPETITION

     We believe that only a very limited number of sites on the internet offer the same type of 3-D shopping experience found at PlazaRoyal.com and MarchesediGenin.com. We also believe that as technology and related internet access speeds improve, that our 3-D web sites will attract both a greater number of customers and more intense competition from other 3-D Internet shopping sites. Such competition could ultimately make 3-D an ordinary feature of internet shopping malls. We have developed a normal 2-D version of our sites that requires less graphic data transfer and are better suited for current technology. These 2-D internet web sites are already subject to extreme competition and our inability to properly target our customers and differentiate our internet web sites from the sites of our competitors could have a significant adverse impact on our financial results. We plan to target markets in Eastern Europe that we believe are either undeveloped or are not adequately served.

     Our 3Dzip.com web site has lessor competition because there are relatively few companies marketing 3-D web site design and development. However, the 3-D marketplace could become crowed in the future.

RESULTS  OF  OPERATIONS

Three  Months  Ended  March 31, 2000 as Compared to the Three Months Ended March
--------------------------------------------------------------------------------
31,  1999:
----------

     During the three months ended March 31, 2000, our revenues increased approximately $19,000 or 148% as compared to the three months ended March 31, 1999. The increase was due primarily to sales of merchandise through PlazaRoyal.com. Merchandise sales were not added until the fourth quarter of 1999.

     During the three months ended March 31, 2000 our operating, general and administrative costs increased by approximately $91,000 as compared to the three months ended March 31, 1999. This increase in costs was made up of increases in personnel costs and in legal and other professional fees. The increases were attributable to the development of our internal structure to support growing operations.

     During the three months ended March 31, 2000 depreciation and amortization remained relatively constant as compared to the three months ended March 31, 1999.

     During the three months ended March 31, 2000 we had stock and option based compensation of $10,000 due to the sale of common stock to an employee at a below market price. The sale resulted in a charge to compensation expense for the difference between the sales price and the market price at the date of sale. In the three months ended March 31, 1999 we had significant issuances of compensatory stock options and stock issuances that resulted in charges to expense totaling $320,850. As the Company becomes more established, it anticipates fewer issuances of common stock and options for compensation.

     Interest expense for the three months ended March 31, 2000 was $7,011 as compared to $128,770 for the three months ended March 31, 1999. The significant decrease in interest expense is the direct result of our conversion of very high rate debt to equity in February 2000 and the elimination of the interest charges associated with such debt.

     During the three months ended March 31, 2000 we had a net loss of $149,811 as compared to a net loss of $507,250 in the three months ended March 31, 1999. The primary reason for our decreased losses was reduced stock and option based compensation charges. Our losses during both periods were attributable to our operations in the United States, as the Company's operations in Estonia produced minimal losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2000 we had cash resources of approximately $280,000. We estimate that during the year 2000, our cash requirements will be approximately $150,000 per quarter and such requirements will need to be met from outside sources. We plan to obtain additional financing through the sale of our common stock and by obtaining debt financing. Such sales of our common stock will continue until cash flow from operations is adequate to fund the Company's ongoing requirements. There is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations; however, we anticipate that the following near-term expenditures will be made if funds are available: $20,000 for advertising our Plaza Royal web site, $30,000 for merchandise to be offered for sale at our Plaza Royal web site and $10,000 for Internet e-commerce operating expenses.

     We currently have no commitments for capital expenditures in EIP and we intend to continue servicing our existing lease portfolio and enter into new leases only to the extent that such leases are supported by EIP's cash flows from operations. EIP's cash flows are not expected to allow additional leases.

     We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

THE  YEAR  2000  ISSUE

     We  experienced  no  year  2000  problems.

PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended March 31, 2000, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     In January 2000, four investors purchased a total of 2,050,000 shares of our common stock for $.10 per share for the total consideration of $205,000. We made these transactions in reliance upon exemptions under Section 4(2) of the Securities Act of 1933.

     In January 2000, we issued a total of 250,000 options to seven employees and directors as in-kind payment for services rendered. The strike price of these options is $.25 per share and the options expire on January 20, 2002. We made these transactions in reliance upon exemptions under Section 4(2) of the Securities Act of 1933. The value we allocated to these transactions was $62,500.

     In February 2000, we issued 20,000 to one vendor as payment in-kind for services rendered. We made this transactions in reliance upon exemptions under
Section 4(2) of the Securities Act of 1933. The value we allocated to this transactions was $10,000.

     In March 2000, one investor purchased 300,000 shares of our common stock for $.3333 per share for total consideration of $100,000. In connection with this purchase, we also issued to the investor 300,000 options to purchase our common stock at an exercise price of $.50 per share, expiring on May 3, 2004. We made this transactions in reliance upon exemptions under Section 4(2) of the Securities Act of 1933.

     In March 2000, we issued a total of 720,000 options to eight employees as in-kind payment for services rendered. The strike price of these options is $.50 per share and the options expire on January 20, 2002. We made these transactions in reliance upon exemptions under Section 4(2) of the Securities Act of 1933. The value we allocated to these transactions was $360,000.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

EXHIBIT  NO.  27  -  FINANCIAL  DATA  SCHEDULE

(B)  REPORTS  ON  FORM  8-K

NONE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          First  Capital  International,  Inc.

                                          -------------------------------------
Date:  May  15,  2000                    By     /s/  Alex  Genin
                                          Alex  Genin
                                          Chief  Executive  Officer


                                          ------------------------------------
Date:  May  15,  2000                    By     /s/  Joselito  H.  Sangel
                                           Joselito  H.  Sangel
                                           Vice  President  of  Finance