Form 10QSB
period 2000-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2000-08-14
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

    [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000

  [ ]   Transition Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
              For the transition period from ________ to __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 7, 2000, there were 73,989,012 shares of common stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one);  Yes [ ] No [X]

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL  INFORMATION

   Item  1.  Consolidated  Financial  Statements

     Consolidated  Condensed  Balance  Sheet  as  of  December  31,
      1999  and  June  30,  2000

     Consolidated  Condensed  Statement  of  Operations  for  the
      Six  months  ended  June  30,  2000  and  1999

     Consolidated  Condensed  Statement  of  Stockholders'  Equity
      for  the  six  months  ended  June  30,  2000

     Consolidated  Condensed  Statement  of  Cash  Flows  for  the
      six  months  ended  June  30,  2000  and  1999

     Selected  Notes  to  Consolidated  Financial  Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

PART  II  -  OTHER  INFORMATION

   Item  2.  Changes  in  Securities

   Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   __________



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

                                TABLE OF CONTENTS

                                   __________

                                                                  PAGE(S)
                                                                  -------

Unaudited  Consolidated  Condensed  Financial
  Statements:

  Condensed  Consolidated  Balance  Sheet  as  of
    June  30,  2000  and  December  31,  1999                      F-3

  Unaudited  Consolidated  Condensed  Statement
    of  Operations  for  the  three  months  and  six
    months  ended  June  30,  2000  and  1999                      F-4

  Unaudited  Consolidated  Condensed  Statement
    of  Stockholders'  Deficit  for  the  six  months
    ended  June  30,  2000                                         F-5

  Unaudited  Consolidated  Condensed  Statement
    of  Cash  Flows  for  the  three  months  and  six
    months  ended  June  30,  2000  and  1999                      F-6

Selected  Notes  to  Unaudited  Consolidated
  Condensed  Financial  Statements                                 F-7

                     FIRST CAPITAL INTERNATIONAL, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEET

                               __________


                                                   JUNE 30,    DECEMBER 31,
                                                     2000          1999
     ASSETS                                       (UNAUDITED)      (NOTE)
     ------                                       -----------  ------------
Current assets:
  Cash and cash equivalents                       $  256,209   $    67,193
  Accounts receivable, net                            47,537         2,331
  Inventory                                           84,063        35,457
  Other                                                5,659         9,981
  Net current assets of discontinued
    operations                                       140,973       145,954
                                                  -----------  ------------

    Total current assets                             534,441       260,916

Property and equipment, net                          106,804         3,463

Excess of cost over net assets of
  businesses acquired, net                           202,706             -
                                                  -----------  ------------

      Total assets                                $  843,951   $   264,379
                                                  ===========  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable to related parties                $  151,684   $    11,372
  Accounts payable and accrued liabilities            86,167        32,106
                                                  -----------  ------------

    Total current liabilities                        237,851        43,478

Net non-current liabilities of discontinued
  operations                                         130,973       199,123
                                                  -----------  ------------

      Total liabilities                              368,824       242,601
                                                  -----------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 73,697,142 and 70,061,142
    shares issued and outstanding at June 30,
    2000 and December 31, 1999, respectively          73,697        70,061
  Additional paid-in capital                       3,516,860     2,794,371
  Accumulated deficit                             (3,114,654)   (2,820,817)
  Accumulated foreign currency translation
    adjustments                                         (776)      (21,837)
                                                  -----------  ------------

      Total stockholders' equity                     475,236        21,778
                                                  -----------  ------------

        Total liabilities and stockholders'
          equity                                  $  843,951   $   264,379
                                                  ===========  ============

Note: The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                             FIRST CAPITAL INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                        __________
                                        (UNAUDITED)

                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                    --------------------------  --------------------------
                                        2000          1999          2000          1999
                                    ------------  ------------  ------------  ------------
                                                    (RESTATED)                 (RESTATED)
Revenue:
  Merchandise sales                 $    15,855   $         -   $    31,815   $         -
  Internet service fees                  99,312             -        99,312             -
  Travel transactions                    42,696             -        42,696             -
                                    ------------  ------------  ------------  ------------

    Total revenue                       157,863             -       173,823             -
                                    ------------  ------------  ------------  ------------

Cost of sales and services:
  Cost of merchandise sold               11,782             -        18,169             -
  Cost of providing internet
    services                             76,245             -        76,245             -
  Cost of travel transactions             7,489             -         7,489             -
                                    ------------  ------------  ------------  ------------

    Total cost of sales and
      services                           95,516             -       101,903             -
                                    ------------  ------------  ------------  ------------

Gross margin                             62,347             -        71,920             -

Selling, general and admin-
  istrative expense                     225,459        93,502       367,543       154,738

Common stock and option based
  compensation                            8,000        77,860        18,000       400,850
                                    ------------  ------------  ------------  ------------

  Loss from operations                 (171,112)     (171,362)      313,623       555,588
                                    ------------  ------------  ------------  ------------

Other income (expenses):
  Interest expense                         (184)     (104,205)         (184)     (224,814)
  Other income                            6,999             -         7,681             -
                                    ------------  ------------  ------------  ------------

    Total other income (expense)          6,815      (104,205)        7,497      (224,814)
                                    ------------  ------------  ------------  ------------

Loss from continuing operations        (164,297)     (275,567)     (306,126)     (780,402)
                                    ------------  ------------  ------------  ------------

Discontinued operations:
  Gain (loss) from operation of
    discontinued leasing division       (18,566)       42,652       (26,548)       38,104
  Gain on disposal of discontin-
    ued leasing division, inclu-
    ding provision of $2,000
    for losses during the phase-
    out period                           38,837             -        38,837             -
                                    ------------  ------------  ------------  ------------

    Total income from discontin-
      ued operations                     20,271        42,652        12,289        38,104
                                    ------------  ------------  ------------  ------------

Net loss                            $  (144,026)  $  (232,915)  $  (293,837)  $  (742,298)
                                    ============  ============  ============  ============

Basic and diluted net loss per
  common share:
  Continuing operations             $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
  Discontinued operations                  0.00          0.00          0.00          0.00
                                    ------------  ------------  ------------  ------------

    Net loss                        $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
                                    ============  ============  ============  ============

Weighted average shares out-
  standing                           73,091,142    65,137,977    71,991,742    46,651,142
                                    ============  ============  ============  ============

                             See accompanying notes.

                                 FIRST CAPITAL INTERNATIONAL, INC.

                UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                              FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                            __________

                                            (UNAUDITED)


                                                                        FOREIGN         COMPRE-
                                            ADDITIONAL                  CURRENCY        HENSIVE
                                 COMMON      PAID-IN     ACCUMULATED    TRANSLATION     INCOME
                                  STOCK      CAPITAL       DEFICIT      ADJUSTMENT       (LOSS)
                               -----------  ----------  -------------  -------------  ------------
Balance at December 31, 1999   $    70,061  $2,794,371  $ (2,820,817)  $    (21,837)  $(2,807,413)

Net loss                                 -           -      (293,837)             -      (426,137)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                        -           -             -         21,061        21,061
                                                                                      ------------

  Comprehensive income                   -           -             -              -      (405,076)
                                                                                      ------------

Common stock issued,
  (3,636,000 shares)                 3,636     722,489             -              -             -
                               -----------  ----------  -------------  -------------  ------------

Balance at June 30, 2000       $    73,697  $3,516,860  $ (3,114,654)  $       (776)  $(3,212,489)
                               ===========  ==========  =============  =============  ============

                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   __________

                                   (UNAUDITED)

                                               SIX MONTHS ENDED
                                                  JUNE  30,
                                            ----------------------
                                               2000        1999
                                            ----------  ----------
                                                        (RESTATED)
Cash flows from operating activities        $(302,357)  $(135,481)
                                            ----------  ----------

Cash flows from investing activities:
  Acquisition of Mainor Anet AS               (25,000)          -
                                            ----------  ----------

    Net cash used by investing activities     (25,000)          -
                                            ----------  ----------

Cash flows from financing activities:
  Proceeds from sale of common stock          505,000      68,139
  Proceeds from notes payable to a
    related party                              11,373     133,190
                                            ----------  ----------

    Net cash provided by financing
      activities                              516,373     201,329
                                            ----------  ----------

Effects of exchange rate changes on cash            -      10,328
                                            ----------  ----------

Net increase in cash and cash equivalents     189,016      76,176

Cash and cash equivalents, beginning
  of period                                    67,193      61,467
                                            ----------  ----------

Cash and cash equivalents, end of period    $ 256,209   $ 137,643
                                            ==========  ==========

                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   __________

1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the respective full years.

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


2.   RESTATEMENT  OF  FINANCIAL  STATEMENTS
     --------------------------------------

During the six months ended June 30, 1999, the Company issued 22,000 shares of its common stock for services at prices representing a discount from the quoted market price of the Company's common stock at the dates of issue. The Company also issued 300,000 non-qualified compensatory stock options for shares of its common stock and convertible debt with a beneficial conversion feature. The stock options bear exercise prices that represent a discount from the quoted market price of the Company's common stock at the date of issue. The fair value of the Company's common stock, for purposes of determining compensation expense associated with stock and stock options and the value of the beneficial conversion feature associated with convertible debt, was determined based upon quoted market prices in an inactive market with discounts for trading restrictions on such shares and a thin market for the Company's common stock. Generally accepted accounting principles do not allow for such discounts from the quoted market price.

The effect of correcting this error in application of generally accepted accounting principles on the Company's financial statements at June 30, 1999 and for the six months then ended, is as follows:

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

                                   __________

2.   RESTATEMENT  OF  FINANCIAL  STATEMENTS,  CONTINUED
     --------------------------------------------------

     Decrease  in  total  assets                        $        -
                                                        ===========

     Decrease  in  total  liabilities                   $        -
                                                        ===========

     Increase  in  common  and  preferred  stock
       and  additional  paid-in  capital                $1,179,249
                                                        ===========

     Increase  in  accumulated  deficit                 $1,179,249
                                                        ===========

     Increase  in  net  loss                            $  387,406
                                                        ===========

     Increase  in  basic  and  dilutive  net
       loss  per  common  share                         $    (0.01)
                                                        ===========


3.   INCOME  TAXES
     -------------

     The difference between the 34% federal statutory income tax rate shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


4.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the six months ended June 30, 2000, the Company issued shares of common stock and had other increases to stockholders' equity as follows:

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

4.     STOCKHOLDERS'  EQUITY,  CONTINUED
       ---------------------------------

                                                ADDITIONAL
                                        COMMON   PAID-IN
                                        STOCK    CAPITAL    TOTAL
                                      --------  --------  --------
     Common stock and stock options
       issued for cash (3,350,000
       shares and 1,000,000 options)  $  3,350  $501,650  $505,000

     Common stock issued in connec-
       tion with acquisition of
       Mainor Anet AS                      250   202,875   203,125

     Compensation recognized on
       common stock issued to of-
       ficers or employees at below
      market value (36,000 shares).        36    17,964    18,000
                                      --------  --------  --------

         Total                        $  3,636  $722,489  $726,125
                                      ========  ========  ========



5.   ACQUISITIONS
     ------------

     On March 24, 2000, the Company acquired 100% of Mainor Anet AS ("Mainor") and Mainor became a wholly-owned consolidated subsidiary of the Company. Mainor is an Estonian corporation that provides internet service and is engaged in other internet-related activities in the Baltic region and Russia. This acquisition has been accounted for using the purchase method of accounting and the results of operations of Mainor have been consolidated with the Company's from the date of acquisition.

     The $253,000 purchase price was accomplished through the issuance of 250,000 shares of the Company's common stock and a commitment to pay $50,000 in cash within 90 days of the acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on an internal valuation. Approximately $130,000 was allocated to excess of cost over net assets of businesses acquired and is being amortized over a fifteen year estimated useful life.

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

5.   ACQUISITIONS,  CONTINUED
     ------------------------

     Effective April 27, 2000, the Company acquired 100% of Flamingo Travel, Inc. ("Flamingo"), a Texas corporation engaged in the booking of travel services that the Company plans to fully integrate into its Internet business plans. Under the terms of the acquisition, the owner of Flamingo will receive shares of the Company based on a formula of three times Flamingo's pre-tax income for the year ended March 31, 2000, divided by $0.62 per share, the market value of the Company's common stock at the date of the agreement. Management believes that this formula will yield a purchase price of approximately 150,000 shares or $93,000. The purchase agreement also provides for the Company to issue additional shares of its common stock based upon five times the increase in Flamingo's pre-tax income for the year ended March 31, 2000 as compared to the year ending March 31, 1999, divided by 70% of the quoted price of the Company's common stock at December 31, 2000, not to exceed $1.00 per share. Management cannot currently predict the contingent consideration that will be yielded by this formula. The $93,000 estimated purchase price has been allocated to the assets acquired and liabilities assumed based upon internal valuations. Approximately $82,000 of the purchase price was allocated to excess of cost over net assets of businesses acquired and is being amortized over a fifteen year estimated useful life.

     The following is a summary of assets acquired and liabilities assumed in the purchases:

                                            MAINOR     FLAMINGO
                                          ----------  -----------
     Assets acquired:
       Fair value of tangible assets
        acquired                          $ 192,000   $ 19,000
       Excess of cost over net assets of
         business acquired                  124,000     82,000
                                          ----------  ---------

         Total assets acquired              316,000    101,000

     Cash paid or payable, net of cash
       acquired                             (43,000)         -
     Market value of common stock issued
       or issuable                         (203,000)   (93,000)
                                          ----------  ---------

     Liabilities assumed                  $  70,000   $  8,000
                                          ==========  =========

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

6.   DISCONTINUED  OPERATIONS
     ------------------------

     During the quarter ended June 30, 2000, the Company adopted a plan to dispose of all leasing operations. The Company's leasing operations are conducted through its wholly owned subsidiary, EIP Lissingu AS.

     In July 2000, the Company sold EIP for $10,000 cash and recognized a gain of $38,837 on the sale. The operations of the discontinued leasing operation have been separated and presented as a single line item in the accompanying statements of operations as gain (loss) from operations of discontinued leasing operations.

     Current assets and liabilities of the discontinued leasing operations have been netted and presented as current assets of discontinued leasing operations at their estimated net realizable value. Non-current assets and liabilities of discontinued leasing operations have also been netted and presented at their net realizable value.


7.   SEGMENT  AND  GEOGRAPHIC  INFORMATION
     -------------------------------------

     The Company currently operates in the Internet service, Internet merchandise and travel agency businesses. The Company's three reportable segments are based upon geographic area and type of business. All of the Company's continuing foreign operations are currently conducted by Mainor Anet AS in Estonia. Mainor Anet AS operates with the Estonian kroon as its functional currency.

     The corporate component of operating loss represents corporate general and administrative expenses and expenses incurred in developing the Company's internet site. Corporate assets include cash and cash equivalents.

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

7.     SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
       -------------------------------------------------

Following  is  a  summary  of  segment  information:


                                              THREE  MONTHS  ENDED     SIX  MONTHS  ENDED
                                                    JUNE  30,               JUNE  30,
                                          --------------------------  ---------------------
                                              2000          1999        2000        1999
                                          -------------  -----------  --------  -----------
                                                         (RESTATED)              (RESTATED)
      Net Revenue:
        United States-Corporate           $      15,855  $         -  $ 31,815  $      -
        Estonia-Internet services                99,312            -    99,312         -
        United States-Travel services            42,696            -    42,696         -
                                          -------------  -----------  --------  --------

          Total net revenue               $     157,863  $         -  $173,823  $      -
                                          =============  ===========  ========  ========


      Loss from operations:
        United States-Corporate           $     146,433  $   275,567  $281,447  $780,402
        Estonia-Internet services                11,909            -    11,909         -
        United States-Travel services            12,770            -    12,770         -
                                          -------------  -----------  --------  --------

          Total loss from operations      $     171,112  $   275,567  $306,126  $780,402
                                          =============  ===========  ========  ========



                                                            JUNE 30,  DECEMBER 31,
                                                              2000        1999
                                                         -----------  -------------
      Assets:
        United States-Corporate                          $   138,489  $118,425
        Estonia-Internet services                            466,791         -
        United States-Travel services                         97,698         -
        Estonia-Discontinued operations                      140,973   145,954
                                                         -----------  --------

          Total assets                                   $   843,951  $264,379
                                                         ===========  ========

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

     We are currently working on establishing IP Telephony and wireless Internet service applications in the Baltic Region. Through our subsidiary, Anet Eesti AS, an Estonian corporation, we are negotiating the purchase of IP Telephony equipment and we are negotiating with potential business customers that have the appropriate level of telephone usage.

     www.3Dzip.com. In April 2000 we launched the formal operation of our www.3Dzip.com web site and subsequently received our first contract to provide 3-D web design services. At present, we are developing bids for several projects and are in the process of making proposals to various retail customers. Additionally, we are planning to register with U.S. Government agencies to explore 3D design possibilities.

     Anet Eesti AS. In April 2000, we acquired Anet Eesti AS (formerly known as AS Mainor Anet, an internet service provider in Estonia. This ISP will contribute about $500,000 in revenue to our consolidated income statement and will set the stage for additional acquisitions in the e-commerce area in Eastern Europe. The management of Anet Eesti AS provides us with expertise and infrastructure for not only present activities but also future activities and acquisitions in the region.

     www.FlamingoTravel.net. In April 2000, we also acquired Flamingo Travel, Inc., an existing U.S. travel agency with online operations at www.flamingotravel.net. This acquisition will allow us to enter into the lucrative e-travel business and will provide increased exposure of our web sites to travel consumers in various regions throughout the world.

     www.MDGshop.com.   We  are  actively  pursuing  brand  recognition  of
merchandise offered at this site. At present, the site generates gross sales of $7,000 to $8,000 per month and has not increased our advertising costs. We have completed the selection of vendors to supply our site and such vendors are now prepared to provide our customers with luxury items that we have picked for
sale  at  our  web  site.   Our  current  plan  requires  additional  marketing
personnel, as well as additional advertising expenditures. We plan to conduct showings with certain major retail chains to promote our luxury goods and will be attempting to negotiate formal agreements to sell "Marchese di Genin" branded items through these major retail chains.

     www.LegalClaims.com. We are actively looking for partnerships and formal alliances with major law firms, in order to launch a marketing campaign and membership drive. At the present time, our site is being actively visited by the general public and our bulletin board is receiving a variety of legal questions from all over the world. However, we are currently unable to answer most of these postings due to a lack of the necessary legal specialists, who have the experience to respond to these postings. We are proceeding with a plan to build alliances with qualified law firms that are capable of responding to the legal questions posted to our LegalClaims.com bulletin board.

     In July 2000, we acquired an Internet solutions company, Andevis, Ltd., an Estonian corporation. Andevis is a provider of Internet and e-commerce solutions, as well as database solutions, to its European clients. Andevis employs 15 experienced programmers, and includes the designation of Oracle certified specialist among its capabilities. Andevis has been in business since 1992.

     Disposition and sale of our EIP leasing subsidiary. On July 24, 2000 we sold our subsidiary, EIP Liisingu AS, an Estonian corporation ("EIP"). The buyer was Literary Financing Limited, a Hong Kong corporation, which purchased all of the outstanding shares of EIP from us for the sum of $10,000. EIP is in the leasing business in Estonia. We sold EIP because EIP has not been profitable and because EIP does not fit into our current business model. Our current business model is to start or acquire businesses that can be conducted as e-commerce entities on the Internet. The terms and conditions of this transaction were determined by the parties through arms length negotiations. However, no formal appraisal was conducted.


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

GOING  CONCERN  ISSUE

     During the six months ended June 30, 2000 and the year ended December 31, 1999 we have been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During those periods we have incurred significant net losses. For the six months ended June 30, 2000 we had a net loss of $293,837 and for the year ended December 31 1999, we had a net loss of $1,141,821.

     Additionally, we had negative cash flows from operations of $302,357 during the six months ended June 30, 2000, and $440,781 for the year ended December 31, 1999. These factors along with am accumulated deficit of $3,114,654 at June 30, 2000 raise substantial doubt about our ability to continue as a going concern.

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

     We believe that revenues from these our web sites, as well as revenues from newly acquired companies, will more than cover overhead at the corporate level if our marketing is successful. Acquisition activities and development of our internet projects resulted in corporate headquarters accounting for approximately 91% of our total net loss for the three months ended June 30, 2000.

COMPETITION

     We believe that only a very limited number of sites on the internet offer the same type of 3-D shopping experience found at PlazaRoyal.com and MDGshop.com We also believe that as technology and related internet access speeds improve, that our 3-D web sites will attract both a greater number of customers and more intense competition from other 3-D Internet shopping sites. Such competition could ultimately make 3-D an ordinary feature of internet shopping malls. We have developed a normal 2-D version of our sites that requires less graphic data transfer and are better suited for current technology. These 2-D internet web sites are already subject to extreme competition and our inability to properly target our customers and differentiate our internet web sites from the sites of our competitors could have a significant adverse impact on our financial results. We plan to target markets in Eastern Europe that we believe are either  undeveloped  or  are  not  adequately  served.

     Our  3Dzip.com web site has lessor competition because there are relatively
few  companies marketing 3-D web site design and development.   However, the 3-D
marketplace  could  become  crowed  in  the  future.

RESULTS  OF  OPERATIONS

Six  Months  Ended  June  30,  2000 as Compared to the Six Months Ended June 30,
1999:

     During the six months ended June 30, 2000, our revenues from continuing operations were $157,863 as compared to zero for the six months ended June 30, 1999. The increase was due primarily to the acquisitions of www.FlamingoTravel.net and Anet Eesti AS.

     During the six months ended June 30, 2000 selling, general and administrative costs increased by approximately $210,000 as compared to the six months ended June 30, 1999. This increase in costs was made up of increases in personnel costs and in legal and other professional fees. The increases were attributable to the development of our internal structure to support growing operations and the acquisitions of www.FlamingoTravel.net and Anet Eesti AS.

     During the six months ended June 30, 2000 we had stock and option based compensation of $18,000 due to the sale of common stock to an employee at a below market price. The sale resulted in a charge to compensation expense for the difference between the sales price and the market price at the date of sale. In the six months ended June 30, 1999 we had significant issuances of compensatory stock options and stock issuances that resulted in charges to expense totaling $400,850. As the Company becomes more established, it anticipates fewer issuances of common stock and options for compensation.

     Interest expense for the six months ended June 30, 2000 was $184 as compared to $224,814 for the six months ended June 30, 1999. The significant decrease in interest expense is the direct result of our conversion of very high rate debt to equity in February 2000 and the elimination of the interest charges associated with such debt.

     During the six months ended June 30, 2000 we had a net loss of $293,837 as compared to a net loss of $742,298 in the six months ended June 30, 1999. The primary reason for our decreased losses was reduced stock and option based compensation charges. Our losses during both periods were attributable to our operations in the United States, as the Company's operations in Estonia produced minimal losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2000 we had cash resources of approximately $256,209. We estimate that during the second half of the year 2000, our cash requirements will be approximately $150,000 and such requirements will need to be met from outside sources. We plan to obtain additional financing through the sale of our common stock and by obtaining debt financing. Such sales of our common stock will continue until cash flow from operations is adequate to fund the Company's ongoing requirements. There is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations; however, we anticipate that the following near-term expenditures will be made if funds are available: $20,000 for advertising our www.MDGshop.com web site, $30,000 for merchandise to be offered for sale at our www.MDGshop.com web site and $10,000 for Internet e-commerce operating expenses.

     We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

YEAR  2000  ISSUES

     We have not had any Year 2000 deficiencies internally or externally. We do not expect to have any Year 2000 deficiencies internally and externally. If a Year 2000 deficiency occurs internally or externally, we will shift our internal and external resources to fix the deficiency. We do not expect any Year 2000 deficiency to require an expenditure of more than $10,000.

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended June 30, 2000, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     In April 2000, we issued 16,000 shares of common stock to one employee as compensation for services rendered that we valued at $8,000. We also issued 250,000 shares of common stock to the former owners of Anet Eesti AS in connection our acquisition of Anet Eesti AS which we valued at $203,125. This transaction was a private placement made in reliance on Section 4(2) of the Act.



     In June, 2000, we sold 1,000,000 shares of common stock to one investor for $200,000 in cash. We also granted this investor an option to purchase up to 1,000,000 shares of common stock. This option is immediately exercisable at an exercise price of $.38 per share and expires in June 2003. We valued this transaction at $270,000. This transaction was a private placement made in reliance on Section 4(2) of the Act.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

EXHIBIT
NO.

10.1 Transaction document for the sale of EIP. Incorporated by reference to Form 8-K filed August 9, 2000.
10.2 Transaction document the acquisition of Anet Eesti AS (formerly, AS Mainor Anet) Incorporated by reference to Form 8-K filed April 18, 2000.
10.3 Transaction document for acquisition of www. FlamingoTravel.net. Incorporated by reference to Form 8-K filed May 8, 2000.
10.4 Transaction document for acquisition of Andevis Ltd. Incorporated by reference to Form 8-K filed July 17, 2000.
27.1    Financial  Data  Schedule

(B)  REPORTS  ON  FORM  8-K

On April 18, 2000, we filed a report on Form 8-K dated April 6, 2000 reporting Item. 2. Acquisition of Assets.

On May 8, 2000, we filed a report on Form 8-K dated April 27, 2000 reporting Item. 2. Acquisition of Assets.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                          First  Capital  International,  Inc.



                          _____________________________
Date:  August 14, 2000    By:  /s/  Alex  Genin
                          Alex  Genin
                          Chief  Executive  Officer



                          _____________________________
Date:  August 14, 2000    By:  /s/  Joselito  H.  Sangel
                          Joselito  H.  Sangel
                          Vice  President  of  Finance