Form 10QSB
period 2000-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2000-11-14
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   STATE  THE  NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
    COMMON  EQUITY,  AS  OF  NOVEMBER 1, 2000, THERE WERE 75,051,412 SHARES OF
                          COMMON STOCK  OUTSTANDING.

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



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

Unaudited  Consolidated  Condensed  Financial
  Statements:

  Consolidated  Condensed  Balance  Sheet  as  of
    September  30,  2000  and  December  31,  1999                        F-3

  Unaudited  Consolidated  Condensed  Statement
    of  Operations  for  the  three  months  and  nine
    months  ended  September  30,  2000  and  1999                        F-4

  Unaudited  Consolidated  Condensed  Statement
    of  Stockholders'  Deficit  for  the  nine  months
    ended  September  30,  2000                                           F-5

  Unaudited  Consolidated  Condensed  Statement
    of  Cash  Flows  for  the  nine  months  ended
    September  30,  2000  and  1999                                       F-6

Selected  Notes  to  Unaudited  Consolidated
  Condensed  Financial  Statements                                        F-7

                                 FIRST CAPITAL INTERNATIONAL, INC.
                                CONSOLIDATED CONDENSED BALANCE SHEET
                                             __________


                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      2000          1999
     ASSETS                                                         (UNAUDITED)    (NOTE)
     ------                                                       -------------  ------------

Current assets:
  Cash and cash equivalents                                        $   222,134   $    67,193
  Accounts receivable, net                                              88,370         2,331
  Inventory                                                            109,049        35,457
  Other                                                                  4,345         9,981
  Net current assets of discontinued
    operations                                                               -       145,954
                                                                  -------------  ------------

    Total current assets                                               423,898       260,916

Property and equipment, net                                            130,225         3,463

Excess of cost over net assets of
  businesses acquired, net                                             322,688             -
                                                                  -------------  ------------

      Total assets                                                $    876,811   $   264,379
                                                                  =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable to related parties                                $     17,577   $    11,372
  Accounts payable and accrued liabilities                             134,815        32,106
                                                                  -------------  ------------

    Total current liabilities                                          152,392        43,478

Net non-current liabilities of discontinued
  operations                                                                 -       199,123

Minority interest                                                        2,697             -
                                                                  -------------  ------------

      Total liabilities                                                155,089       242,601
                                                                  -------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 75,051,412 and 70,061,142
    shares issued and outstanding at September 30,
    2000 and December 31, 1999, respectively                            75,051        70,061
  Additional paid-in capital                                         3,975,259     2,794,371
  Accumulated deficit                                               (3,317,935)   (2,820,817)
  Accumulated foreign currency translation
    adjustments                                                        (10,653)      (21,837)
                                                                  -------------  ------------

      Total stockholders' equity                                       721,722        21,778
                                                                  -------------  ------------

        Total liabilities and stockholders'
          equity                                                  $    876,811   $   264,379
                                                                  =============  ============

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


                             FIRST CAPITAL INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                        __________
                                        (UNAUDITED)

                                       THREE  MONTHS  ENDED        NINE  MONTHS  ENDED
                                           SEPTEMBER  30,             SEPTEMBER  30,
                                    --------------------------  --------------------------
                                        2000          1999          2000          1999
                                    ------------  ------------  ------------  ------------
                                                   (RESTATED)                  (RESTATED)
Revenue:
  Merchandise sales                 $    11,365   $         -   $    43,180   $         -
  Internet service fees                 149,870             -       249,182             -
  Travel transactions                    20,207             -        62,903             -
                                    ------------  ------------  ------------  ------------
    Total revenue                       181,442             -       355,265             -
                                    ------------  ------------  ------------  ------------

Cost of sales and services:
  Cost of merchandise sold                4,073             -        22,242             -
  Cost of providing internet
    services                             66,542             -       142,787             -
  Cost of travel transactions             3,544             -        11,033             -
                                    ------------  ------------  ------------  ------------
    Total cost of sales and
      services                           74,159             -       176,062             -
                                    ------------  ------------  ------------  ------------

Gross margin                            107,283             -       179,203             -

Selling, general and admin-
  istrative expense                     310,535       100,736       678,078       256,933

Common stock and option based
  compensation                                -        17,500        18,000       416,210
                                    ------------  ------------  ------------  ------------
  Loss from operations                 (203,252)     (118,236)     (516,875)      673,143
                                    ------------  ------------  ------------  ------------

Other income (expenses):
  Interest expense                         (173)      (21,583)         (357)     (244,848)
  Other income                              144             -         7,825             -
                                    ------------  ------------  ------------  ------------
    Total other income (expense)            (29)      (21,583)        7,468      (244,848)
                                    ------------  ------------  ------------  ------------
Loss from continuing operations        (203,281)     (139,819)     (509,407)     (917,991)
                                    ------------  ------------  ------------  ------------

Discontinued operations:
  Gain (loss) from operation of
    discontinued leasing division             -        42,261       (26,548)       80,275
  Gain on disposal of discontin-
    ued leasing division, inclu-
    ding provision for losses
    during the phaseout period                -             -        38,837             -
                                    ------------  ------------  ------------  ------------

    Total income from discontin-
      ued operations                          -             -        12,289             -
                                    ------------  ------------  ------------  ------------
Net loss                            $  (203,281)  $   (97,558)  $  (497,118)  $  (837,716)
                                    ============  ============  ============  ============

Basic and diluted net loss per
  common share:
  Continuing operations             $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
  Discontinued operations                  0.00          0.00          0.00          0.00
                                    ------------  ------------  ------------  ------------
    Net loss                        $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
                                    ============  ============  ============  ============
Weighted average shares out-
  standing                           74,532,158    66,558,479    73,571,481    64,287,809
                                    ============  ============  ============  ============

                             See accompanying notes.

                               FIRST CAPITAL INTERNATIONAL, INC.
              UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                          __________
                                          (UNAUDITED)


                                                                       FOREIGN       COMPRE-
                                           ADDITIONAL                  CURRENCY      HENSIVE
                                 COMMON     PAID-IN    ACCUMULATED   TRANSLATION     INCOME
                                 STOCK      CAPITAL      DEFICIT     ADJUSTMENT      (LOSS)
                               ----------  ----------  ------------  ------------  ------------
Balance at December 31, 1999   $  70,061   $2,794,371  $(2,820,817)  $   (21,837)  $(2,807,413)

Net loss                               -            -     (497,118)            -      (497,118)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                      -            -            -        11,202        11,202
                                                                                      ---------
  Comprehensive income                                                                (485,916)
                                                                                     ----------
Common stock issued,
  (4,990,270 shares)               4,990    1,180,888            -             -             -
                               ----------  ----------  ------------  ------------  ------------
Balance at September 30,
  2000                         $  75,051   $3,975,259  $(3,317,935)  $    10,635   $(3,293,329)
                               ==========  ==========  ============  ============  ============


                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________
                                   (UNAUDITED)

                                             NINE  MONTHS  ENDED
                                                SEPTEMBER  30,
                                            ----------------------
                                               2000        1999
                                            ----------  ----------
                                                        (RESTATED)
Cash flows from operating activities        $(462,559)  $(205,451)
                                            ----------  ----------
Cash flows from investing activities:
  Acquisition of Mainor Anet AS               (50,000)          -
                                            ----------  ----------
    Net cash used by investing activities     (50,000)          -
                                            ----------  ----------
Cash flows from financing activities:
  Proceeds from sale of common stock          655,000     278,139
  Proceeds from notes payable to a
    related party                              12,500     133,190
                                            ----------  ----------
    Net cash provided by financing
      activities                              667,500     411,329
                                            ----------  ----------
Effects of exchange rate changes on cash            -       1,989
                                            ----------  ----------
Net increase in cash and cash equivalents     154,941     207,867

Cash and cash equivalents, beginning
  of period                                    67,193      61,467
                                            ----------  ----------
Cash and cash equivalents, end of period    $ 222,134   $ 269,334
                                            ==========  ==========


                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the respective full years.

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

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


2.   RESTATEMENT  OF  FINANCIAL  STATEMENTS,  CONTINUED
     --------------------------------------------------

     Decrease in total assets                $        -
                                             ===========

     Decrease in total liabilities           $        -
                                             ===========

     Increase in common and preferred stock
       and additional paid-in capital        $1,258,873
                                             ===========

     Increase in accumulated deficit         $1,258,873
                                             ===========

     Increase in net loss                    $  445,217
                                             ===========

     Increase in basic and dilutive net
       loss per common share                 $    (0.00)
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


4.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the nine months ended September 30, 2000, the Company issued shares of common stock and had other increases to stockholders' equity as follows:

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

4.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------


                                           ADDITIONAL
                                  COMMON    PAID-IN
                                  STOCK     CAPITAL       TOTAL
                                 --------  ----------  ----------

Common stock and stock options
  issued for cash (4,350,000
  shares and 1,300,000 options)  $  4,350  $  650,650  $  655,000

Common stock issued in connec-
  tion with acquisitions              604     512,274     512,878

Compensation recognized on
  common stock issued to of-
  ficers or employees at below
  market value (36,000 shares)         36      17,964      18,000
                                 --------  ----------  ----------

    Total                        $  4,990  $1,180,888  $1,185,878
                                 ========  ==========  ==========

     In addition to the 1,300,000 options shown above, the Company also issued 1,150,000 options to employees for services and 20,000 options to a vendor for services. All employee and vendor options bear strike prices equal to the fair value of the Company's common stock at the date of issue.


5.   ACQUISITIONS
     ------------

     On July 5, 2000, the Company acquired 98.8% of AS Andevis ("Andevis") and Andevis became a majority-owned consolidated subsidiary of the Company. Andevis is an Estonian corporation that provides software subcontracting services to European clients. This acquisition has been accounted for using the purchase method of accounting and the results of operations of Andevis have been consolidated with the Company's from the date of acquisition. The $177,000 purchase price was accomplished through the issuance of 354,270 shares of the Company's common stock. The purchase price could be adjusted upward based upon Andevis' financial results for the year ending December 31, 2000 as compared to 1999. The purchase price has been allocated to the assets acquired and liabilities assumed based on an internal valuation. Approximately $122,000 was allocated to excess of cost over net assets of businesses acquired and is being amortized over a fifteen year estimated useful life.

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

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

5.   ACQUISITIONS,  CONTINUED
     ------------------------

     The following is a summary of assets acquired and liabilities assumed in the purchases:

                                      MAINOR     FLAMINGO    ANDEVIS
                                     ---------   --------    --------
Assets acquired:
  Fair value of tangible assets
   acquired                          $ 192,000   $ 19,000   $ 110,000
  Excess of cost over net assets of
    business acquired                  124,000     82,000     122,000
                                     ----------  ---------  ----------

    Total assets acquired              316,000    101,000     232,000

Cash paid or payable, net of cash
  acquired                             (43,000)         -           -
Market value of common stock issued
  or issuable                         (203,000)   (93,000)   (177,000)
                                     ----------  ---------  ----------
Liabilities assumed and minority
  interest                           $  70,000   $  8,000   $  55,000
                                     ==========  =========  ==========

6.   DISCONTINUED  OPERATIONS
     ------------------------

     During the quarter ended June 30, 2000, the Company adopted a plan to dispose of all leasing operations. The Company's leasing operations are conducted through its wholly owned subsidiary, EIP Liisingu AS.

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

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  __________

7.   SEGMENT  AND  GEOGRAPHIC  INFORMATION
     -------------------------------------

     The Company currently operates in the Internet and software subcontracting services, Internet merchandise and travel agency businesses. The Company's three reportable segments are based upon geographic area and type of business. All of the Company's continuing foreign operations are currently conducted by Mainor and Andevis in Estonia. Mainor and Andevis both operate with the Estonian kroon as their functional currency.

     The corporate component of operating loss represents corporate general and administrative expenses and expenses incurred in developing the Company's internet site.

     Following is a summary of segment information:

                                   THREE  MONTHS  ENDED     NINE  MONTHS  ENDED
                                      SEPTEMBER  30,           SEPTEMBER  30,
                                  -----------------------  ----------------------
                                     2000         1999        2000        1999
                                  -----------  ----------  ----------  ----------
                                               (RESTATED)              (RESTATED)
Net Revenue:
  United States-Corporate         $   11,365   $       -   $  43,180   $       -
  Estonia-Internet services          149,870           -     249,182           -
  United States-Travel services       20,207           -      62,903           -
                                  -----------  ----------  ----------  ----------
    Total net revenue             $  181,442   $       -   $ 355,265   $       -
                                  ===========  ==========  ==========  ==========

Income (loss) from operations:
  United States-Corporate         $ (204,137)  $(118,236)  $(485,584)  $(673,143)
  Estonia-Internet services          (19,664)          -     (39,070)          -
  United States-Travel services       20,549           -       7,779           -
                                  -----------  ----------  ----------  ----------

    Total loss from operations    $ (203,252)  $(118,236)  $(516,875)  $(673,143)
                                  ===========  ==========  ==========  ==========

                                   SEPTEMBER 30,  DECEMBER 31,
                                       2000          1999
                                   -------------  ------------
Assets:
  United States-Corporate          $     278,877  $    118,425
  Estonia-Internet services              490,478             -
  United States-Travel services          107,456             -
  Estonia-Discontinued operations              -       145,954
                                   -------------  ------------

    Total assets                   $     876,811  $    264,379
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

     We are currently working on establishing IP Telephony and wireless Internet service applications in the Baltic Region. We have signed a contract with Networks Technology Corporation ( a wholly-owned subsidiary of Infonet Services Corporation) to provide full voice over IP services ("VOIP"), including equipment, connectivity and back office services for our operations in the Baltic Region. Through our subsidiary, Anet Eesti AS, an Estonian corporation, we are negotiating the purchase of IP Telephony equipment locally and we are negotiating with potential business customers that have the appropriate level of telephone usage.

     We have signed an Alliance Agreement with Estonian TV cable Companies to expand our ISP services to cable tv subscribers in Estonia. This will enable us to expand out ISP and VOIP services in Estonia.

     www.3Dzip.com. In April 2000 we launched the formal operation of our www.3Dzip.com web site and subsequently received our first contract to provide 3-D web design services. At present, we are developing bids for several projects and are in the process of making proposals to various retail customers. Additionally, we are planning to register with U.S. Government agencies to explore 3D design possibilities. These activities will be subject to our receiving funding.

     Anet Eesti AS. In April 2000, we acquired Anet Eesti AS (formerly known as AS Mainor Anet, an internet service provider in Estonia. This ISP will contribute about $400,000 per year in revenue to our consolidated income statement and will set the stage for additional acquisitions in the telecommunications and Internet fields in Eastern Europe. The management of Anet Eesti AS provides us with expertise and infrastructure for not only present activities but also future activities and acquisitions in the region.

     www.FlamingoTravel.net. In April 2000, we also acquired Flamingo Travel, Inc., an existing U.S. travel agency with online operations at www.flamingotravel.net. This acquisition will allow us to enter into the lucrative e-travel business and will provide increased exposure of our web sites to travel consumers in various regions throughout the world.

     www.MDGshop.com. We are actively pursuing brand recognition of merchandise offered at this site. At present, the site generates gross sales of $4,000 to $7,000 per month and has not increased our advertising costs. We recently signed an agreement with Nabisco Championship wherein we became an official supplier of watches for the Nabisco Championship Golf Tournament for 2001. We estimate that this agreement will result in revenues exceeding $130,000 through 2001. We have completed the selection of vendors to supply our site and such vendors are now prepared to provide our customers with luxury items that we have picked for sale at our web site. Our current plan requires additional marketing personnel, as well as additional advertising expenditures. We plan to conduct showings with certain major retail chains to promote our luxury goods and will be attempting to negotiate formal agreements to sell "Marchese di Genin" branded items through these major retail chains.

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

     www.Andevis.ee, In July 2000, we acquired an Internet solutions company, AS Andevis We believe that this acquisition will result in annual revenues in excess of $300,000 for the next fiscal year. Andevis has been in business since 1992 and provides Internet and database solutions, for European clients. Andevis employs 15 experienced programmers, and includes the designation of Oracle certified specialist among its capabilities. We plan to use Andevis to develop our own Baltic Region capabilities, and as a solutions provider in the U.S.

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

GOING  CONCERN  ISSUE

     During the nine months ended September 30, 2000 and the year ended December 31, 1999 we have been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During those periods we have incurred significant net losses. For the nine months ended September 30, 2000 we had a net loss of $497,118 and for the year ended December 31
1999,  we  had  a  net  loss  of  $1,141,821.

Additionally, we had negative cash flows from operations of $462,559 during the nine months ended September 30, 2000, and $440,781 for the year ended December 31, 1999. These factors along with an accumulated deficit of $3,317,935 at September 30, 2000 raise substantial doubt about our ability to continue as a going concern.

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

     We believe that revenues from these our web sites, as well as revenues from newly acquired companies, will more than cover overhead at the corporate level if our marketing is successful. Acquisition activities and development of our internet projects resulted in corporate headquarters accounting for more than 90% of our total net loss for the nine months ended September 30, 2000.

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

     Our  3Dzip.com web site has lessor competition because there are relatively
few  companies marketing 3-D web site design and development.   However, the 3-D
marketplace  could  become  crowded  in  the  future.

RESULTS  OF  OPERATIONS


     During the quarter ended June 30, 2000, the Company adopted a plan to dispose of all leasing operations. The Company's leasing operations are conducted through its wholly owned subsidiary, EIP Liisingu AS.

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

Nine Months Ended September 30, 2000 as Compared to the Nine Months Ended September 30, 1999:

     During the nine months ended September 30, 2000, our revenues from continuing operations were $355,265 as compared to $-0- for the nine months ended September 30, 1999. The increase was due primarily to the acquisitions of www.FlamingoTravel.net, Anet Eesti AS and AS Andevis.

     During the nine months ended September 30, 2000 selling, general and administrative costs increased by approximately $421,145 as compared to the nine months ended September 30, 1999. This increase in costs was made up of increases in personnel costs and in legal and other professional fees. The increases were attributable to the development of our internal structure to support growing operations and the acquisitions of www.FlamingoTravel.net and Anet Eesti AS and AS Andevis.

     During the nine months ended September 30, 2000 we had stock and option based compensation of $18,000 due to the sale of common stock to an employee at a below market price. The sale resulted in a charge to compensation expense for the difference between the sales price and the market price at the date of sale.

     Interest expense for the nine months ended September 30, 2000 was $357 as compared to $244,848 for the nine months ended September 30, 1999. The significant decrease in interest expense is the direct result of our conversion of very high rate debt to equity in February 2000 and the elimination of the interest charges associated with such debt.

     During the nine months ended September 30, 2000 we had a net loss of $497,118 as compared to a net loss of $837,716 in the nine months ended September 30, 1999. The primary reason for our decreased losses was reduced stock and option based compensation charges. Our losses during both periods were attributable to our operations in the United States, as the Company's operations in Estonia produced minimal losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2000 we had cash resources of approximately $222,134. We estimate that during the last quarter of the year 2000, our cash requirements will be approximately $150,000 and such requirements will need to be met from outside sources. We plan to obtain additional financing through the sale of our common stock and by obtaining debt financing. Such sales of our common stock will continue until cash flow from operations is adequate to fund the Company's ongoing requirements. There is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

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

                           PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended September 30, 2000, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     In August 2000, we issued a total of 354,270 shares of common stock to two persons to purchase AS Andevis. This transaction was a private placement made in reliance on Section 4(2) of the Act.

In September 2000, we issued 1,000,000 of common stock to one investor for the $150,000 in cash. This transaction was a private placement made in reliance on
Section  4(2)  of  the  Act.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

EXHIBIT
NO.

27.1    Financial  Data  Schedule

(B)  REPORTS  ON  FORM  8-K

On August 14, 2000 we filed a report on Form 8-K reporting item 2 acquisition or disposition of assets.

On July 17, 2000 we filed a report on Form 8-K reporting item 2 acquisition or disposition of assets.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 First Capital International, Inc.



Date:  November  12,  2000          By:  /s/  Alex  Genin
                                    -------------------------------
                                    Alex  Genin
                                    Chief  Executive  Officer



Date:  November  12,  2000          By:  /s/  Joselito  H.  Sangel
                                    -------------------------------
                                    Joselito  H.  Sangel
                                    Vice  President  of  Finance



Exhibit  Index

EXHIBIT
NO.

27.1    Financial  Data  Schedule

**