Form 10KSB
period 2000-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2001-04-16
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: DECEMBER 31, 2000
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

Check  whether  the  issuer:  (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.     [X]

The Issuer's revenues for the year ended December 31, 2000 were $643,250. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 19,2001 was $5,361,503. As of March 19, 2001, there were 76,291,012 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                  Page
PART  I

Item 1.     Description of Business                                  3

Item 2.     Properties                                              11

Item 3.     Legal Proceedings                                       11

Item 4.     Submission of Matters to a Vote of Security Holders     11

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters                             11

Item 6.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations        12

Item 7.     Financial Statements                                    20
                                                                    and F-1

Item 8.     Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                  20

PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of
            The Exchange Act                                        20

Item 10.    Executive Compensation                                  21

Item 11.    Security Ownership of Certain Beneficial Owners
            And Management                                          23

Item 12.    Certain Relationships and Related Transactions          25

Item 13.    Exhibits and Reports on Form 8-K                        26

                                     PART I

ITEM  1.          DESCRIPTION  OF  BUSINESS

INTRODUCTION

     We own and operate telecommunications and data transmission businesses in the Baltic Region.

     In April 2000, we entered into a stock exchange agreement with the shareholder of Flamingo Travel, Inc, an Internet travel company located site at www.FlamingoTravel.net, whereby we received 100% of the capital stock of Flamingo Travel.

     In April 2000, we entered into a stock exchange agreement with all of the shareholders of Anet Eesti AS (formerly, AS Mainor Anet), an Estonian corporation, whereby we received 100% of the capital stock of Anet Eesti AS, an Internet service provider and e-commerce company serving the Baltic region and Russia.

     In July 2000, we consummated our stock exchange agreement with some of the shareholders of AS Andevis, an Estonian corporation, whereby we received 98.8% of the capital stock of AS Andevis, a software subcontractor firm serving European clients at www.Andevis.ee.

     In January 2001 we acquired a 65% ownership interest in TGK-LINK AS, an Estonia based VoIP Operator with extensive relationships within the local corporate marketplace. TGK-LINK also acts as the ``Global One'' service Representative in Estonia, providing data transmission to the banking sector in Estonia. In the past several years TGK-LINK has been involved in the ``Smart Card'' technology development and Service Applications within the Baltic Regional Markets. Our goal is to expand VoIP in Eastern and Central Europe. For below for a discussion of VoIP.

     During the year 2000, our revenue from VoIP and ISP operations was $236,418. During the year 2000, our revenue from software subcontracting work was $240,305.

     On July 24, 2000 we sold our subsidiary, EIP Liisingu AS, an Estonian corporation. We sold EIP because EIP had not been profitable and because EIP no longer fit into our business model.

     We  also  own  and  operate  the  following  web  sites:

-    www.3DZip.com  ,  which  is  a  3D  Internet  web  site  design  studio.
- www.MDGshop.com, which is a brand name, luxury online retail fashion boutique.
- www.LegalClaims.com, which is an international legal database and directory.
-    www.PlazaRoyal.com,  which  is  an  international  shopping  mall

     We intend to sell off our Internet web sites as we focus on the Baltic, Eastern and Central European telecommunications and data transmission market.

     References to us include First Capital International, Inc. and our subsidiaries, which are:

-    AS  Andevis,  which  is  a  software  subcontracting  firm.
-    TGK-LINK  AS,  which  is  a  VoIP  firm
-    Anet  Eesti  AS  (formerly  AS  Mainor  Anet),  which  is  an  ISP.
-    Flamingo  Travel,  Inc.,  which  is  a  full service Internet travel agency
-    Ranger  Car  Care  Corporation,  which  is  dormant.

BUSINESS  ACTIVITIES

     We are a telecommunications and technology Company with business interests in the Baltic Region of Eastern Europe. We are an Internet Service Provider ("ISP") and a provider of voice transmission communications technology services over the Internet ("VoIP"). We are developing and maintaining a presence in niche ISP/Telecommunications markets in regions that have the potential for quality revenue growth and profitability.

     We believe that VoIP in Eastern Europe is a growth business because consumers will prefer the high quality of VoIP long distance telephone calls as an alternative to the expensive conventional fixed line telephone carriers. Five years ago VoIP (sometimes called Internet Protocol ("IP") telephony) was an undeveloped technology. VoIP is now revolutionizing the transmission of voice telephone calls, as well as changing the long-distance business as a result of consumers using the Internet to make less expensive long distance phone calls instead of their traditional phone company.

     During the last half of the year 2000, we began transitioning from our U.S.-based Internet business model to the telecommunications and data transmission model by building on our base of earlier acquisitions in Estonia. We intend to sell off our Internet web sites as we focus on the Eastern European telecommunications and data transmission market.


FOREIGN  OPERATIONS

     Our target market is in Eastern and Central Europe, particularly Estonia. We operate in a part of the world which could be viewed as having a high potential for political, economic and military instability. For example, Estonia is near Russia. If the political situation in Russia worsened, a spill over effect into Estonia could have adverse consequences for us. Other nations in the region have experienced instability. If such instability were to occur in Estonia, our business could be adversely affected. We have no insurance to cover political risks.

     Estonia does not have a highly inflationary economy now, although in the recent past Estonia did have a highly inflationary economy. Estonia has experienced a great amount of political and economic instability and inflation increased, but then stabilized in 1999 through the present. The Estonian government's monetary policy could come under pressure. If inflation increases, the business outlook and the effect of translation adjustments will negatively impact our financial position and results of operations. If Estonia should experience growing inflation, then Estonia's economy could be classified as a highly inflationary economy under generally accepted accounting principles. Under such circumstances, declines in the value of the EEK (the Estonian unit of currency) would be reflected in operations and would negatively impact our financial position and results of operations.

     Estonia  is  a  free  market  democracy  with  established commercial laws.

     The local currency of Estonia is the Estonian kroon or EEK. Because the EEK is the functional currency for our Estonian subsidiaries under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52), assets and liabilities denominated in foreign functional currencies are generally translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. We have exposure to Estonian foreign currency fluctuations and Estonian government intervention such as a devaluation of the EEK, or a freeze of international transfer of funds. The Estonian Central Bank does not have the power to devalue the EEK, and technical fluctuations are restricted to 3%. However, a devaluation of the German Mark (DM) or the Euro could occur, with a resulting effect on the exchange rate of the EEK. The Estonian Central Bank has officially pegged the EEK at 8 EEK = 1 DM. Consequently, we are also subject to foreign currency risks related to the DM. Relative to the U.S. dollar, a declining EEK or DM would negatively impact the value, in U.S. dollars, of our transactions in Estonia. The Estonian Central Bank has also officially pegged the EEK to the Euro at an exchange rate of 15.64 EEK = 1 Euro, which is considered the equivalent of the DM peg. As a result of the Euro peg, we are also subject to the same types of foreign currency risks related to the Euro. Relative to the U.S. dollar, a declining Euro would negatively impact the value, in U.S. dollars, of our transactions in Estonia.

EMPLOYEES

     As of March 19, 2001, we had 12 employees in the USA, and 28 employees in Europe. No employees are represented by a union. We believe that our employee relations are good.

MORE  ABOUT  US

     Our principal executive offices are located at 5120 Woodway, Suite 9004, Houston, Texas 77056; voice: (713) 629-4866 fax: (713) 629-4913. Our corporate web  site  is  at  www.FirstCap.net.

     Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI.OB" Our shares are also listed on the Berlin Stock Exchange and the NEWEX Exchange in Austria. NEWEX is a new exchange in Vienna, Austria and is a Joint Venture between the Deutsche Borse and the Wiener Borse. The Exchange provides listings for those companies doing business primary in Central and Eastern Europe. Over 20 banks and security trading firms from Germany, Austria and the UK are actively participating in the NEWEX Exchange.

RISK  FACTORS

     GOING  CONCERN  RISK

     During 2000 and 1999, we were dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $587,475 and $1,141,821 during the years ended December 31, 2000 and 1999, respectively. We also had significant negative cash flows from operations during each of the years ended December 31, 2000 and 1999. These factors combined with the cash requirements inherent in our businesses raise substantial doubt about our ability to continue as a going concern. See Note 3 of the Consolidated Financial Statements on Page F-13. Our long-term viability as a going concern is dependent upon three key factors as follows:

- Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

-    Our  ability  of  to  acquire  or  internally  develop  viable  businesses

- Our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations

     As a result of potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. has added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2000 and1999, indicating that substantial doubt exists about our ability to continue as a going concern.

     RECENT LOSSES AND ACCUMULATED LOSSES AND DEFICIT, AND POTENTIAL DEFICIENCIES IN LIQUIDITY

     Our ability to achieve profitability depends on our ability to successfully develop and market our telecommunications and data transmission operations. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with telecommunications and data transmission operations. See Management Discussion and Analysis of Financial Condition and Results of Operations.

     We incurred net losses of $587,475 and $1,141,821 during the years ended December 31, 2000 and 1999, respectively. Recurring losses have resulted in an accumulative deficit of $3,408,292 at December 31, 2000. Revenues for the year ended December 31, 2000 were $643,250, which represents a substantial increase over 1999 revenues. Our revenue increase is a direct result of our efforts to refocus our business in the telecommunications and data transmission sectors.

Our new focus has resulted in our purchase of businesses that we feel can improve our operating results. Losses in 2000 and 1999 were attributable primarily to our Internet activities and the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

     LACK  OF  FINANCING  FOR  FUTURE  ACQUISITIONS  AND  EXPENDITURES

     Until such time as our operating results improve sufficiently, we must obtain outside financing to fund the expansion of the business and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our shareholders. Our financing must be provided from our operations, or from the sale of equity securities, borrowing, or other sources of third party financing in order for us to expand operations. The sale of equity securities could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets of being pledged as collateral and loan terms which would increase our debt service requirements and could restrict our operations. We can give no assurance that financing will be available from any source, or, if available, upon terms and conditions acceptable to us.

     FOREIGN  POLITICAL  RISK

     Much of our target market is in Eastern Europe, particularly Estonia. We operate in a part of the world which could be viewed as having a high potential for political, economic and military instability. For example, Estonia is near Russia. If the political situation in Russia worsened, a spill over effect into Estonia could have adverse consequences for us. Other nations in the region have experienced instability. If such instability were to occur in Estonia, our business could be adversely affected.

     UNINSURED  POLITICAL  RISKS

     We do not have any political risk insurance to cover our foreign assets or business. We can give no assurance that we may not be exposed to a complete loss of our foreign assets and business due to foreign political events.

     FOREIGN  CURRENCY  RISK

     Most of our operations are conducted in transactions denominated in the local currency of Estonia. The local currency of Estonia is the Estonian kroon or EEK. Because the EEK is the functional currency for our Estonian subsidiary under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52), assets and liabilities denominated in foreign functional currencies are generally translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. We have exposure to Estonian foreign currency fluctuations and Estonian government intervention such as a devaluation of the EEK, or a freeze of international transfer of funds. The Estonian Central Bank does not have the power to devalue the EEK, and technical fluctuations are restricted to 3%. However, a devaluation of the German Mark (DM) or the Euro could occur, with a resulting effect on the exchange rate of the EEK. The Estonian Central Bank has officially pegged the EEK at 8 EEK = 1 DM. Consequently, we are also subject to foreign currency risks related to the DM. Relative to the U.S.
dollar, a declining EEK or DM would negatively impact the value, in U.S. dollars, of our transactions in Estonia. The Estonian Central Bank has also officially pegged the EEK to the Euro at an exchange rate of 15.64 EEK = 1 Euro, which is considered the equivalent of the DM peg. As a result of the Euro peg, we are also subject to the same types of foreign currency risks related to the Euro. Relative to the U.S. dollar, a declining Euro would negatively impact the value, in U.S. dollars, of our transactions in Estonia.

     RISK OF DILUTION UPON CONVERSION OF OPTIONS AND SHARES ELIGIBLE FOR FUTURE SALE

     Risk  of  Dilution  Upon  Conversion of Options.  At March 19, 2001, we had
     -----------------------------------------------
outstanding a total of 7,950,000 options to purchase our common stock at exercise prices ranging from $.05 to $.68 per share. These prices are near or below current market prices. If exercises or conversions occur, current shareholders will be subject to an immediate dilution in per share net tangible book value.

     Risk  of Dilution Related to Shares Eligible for Future Sale.  At March 19,
     ------------------------------------------------------------
2001, we had approximately 76,291,012 outstanding shares stock, of which approximately 13,818,442 shares are free trading shares, and approximately 62,472,570 shares are restricted securities as that term is defined the Securities Act of 1933. We believe that approximately 52,434,300 shares of our restricted common stock has been held for more than two years, and may be sold by non-affiliates without limitation. In addition, we believe that approximately 6,333,000 shares of our restricted common stock has been held for more than one year (excluding shares held for more than two years), and may be sold subject to volume restrictions. We can make no prediction as to the effect that resales of our restricted common stock, or the availability of such shares for sale, will have on market prices. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

     LIMITED OPERATING HISTORY; NO ASSURANCE OF SUCCESSFUL IMPLEMENTATION OF BUSINESS STRATEGY

     We became active in August, 1998 after a dormant period. We face the typical kinds of risks inherent in the establishment and growth of new business activities. We can give no assurance that we ultimately will be successful. Ownership of our securities must be regarded as placing your money at a high risk.

     ABILITY  TO LOCATE SUITABLE BUSINESS COMBINATION AND JOINT VENTURE PARTNERS

     We periodically enter into preliminary, non-binding discussions with other firms in the telecommunications and data transmission industries in the U.S., Eastern and Central Europe and the Baltic region. These discussions could result in business combinations. While we desire that such business combinations occur, we can give no assurance that any future business combination can be structured on terms acceptable to us. We seek to accomplish acquisitions on a stock exchange basis with a minimal cash cost. This would enable us to acquire additional assets and maintain our cash flow as well, but could result in substantial dilution in per share net tangible book value to existing shareholders.

     CONTROL  BY  MANAGEMENT

     Alex Genin, our Chief Executive Officer and Chairman of the Board, is the beneficial owner approximately 69%, of our common stock. As a practical matter, he will be able to elect all of our directors and otherwise control our business affairs in the foreseeable future.

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

     NO  CASH  DIVIDENDS

     We have never paid cash dividends on our common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings to finance our growth. The only way for you to realize a return on your investment in our stock may be to sell your shares in the open market.

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

     COMPETITION

     There are approximately four major competitors and several smaller competitors that are presently in the telecommunications and data transmission industry in the Baltic Region. Many of our competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete. Although the cost of entry into the telecommunications and data transmission industry could be costly, we anticipate that the number of competitors will increase in the future.

     DEPENDENCE  ON,  AND  AVAILABILITY  OF  MANAGEMENT;  MANAGEMENT  OF  GROWTH

     Our success is substantially dependent upon the time, talent, and experience of Alex Genin, our Chief Executive Officer and Chairman of the Board. We have no employment agreement with Mr. Genin. The loss of the services of Mr. Genin would have a material adverse impact on us. We can give no assurance that a replacement for Mr. Genin could be located in the event of his unavailability. Further, in order for us to expand our business operations, we must continue to improve and expand the level of expertise of our personnel and we must attract, train and manage qualified managers and employees to oversee and manage our expanding operations. Demand for technology industry personnel is high. We can give no assurance that we will be in a position to offer competitive compensation packages to attract or retain our personnel.

     ABILITY  TO  MANAGE  GROWTH

     Our intention is to expand by acquiring companies and starting new businesses in the Baltic Region and Eastern and Central Europe. We are subject to a variety of risks. Our growth may place a significant strain on our day-to-day management and operations. We can give no assurance that our systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on us.

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

ITEM  3.          LEGAL  PROCEEDINGS

     None.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.          MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS

     In the U.S., our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI." In Europe, our common stock is listed on the Berlin Stock Exchange and on the NEWEX Stock Exchange (Austria). For a few weeks during November and December, 1999, and January, 2000, our common stock was listed only on the over the counter pink sheets of the National Quotation Bureau. The following table sets forth the reported high and low closing bid quotations for our common stock. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

QUARTER
ENDED               HIGH BID   LOW BID

March 31, 2000      $     .75  $    .25
June 30, 20000      $     .81  $    .25
September 30, 2000  $     .43  $    .22
December 31, 2000   $     .26  $    .13

March 31, 1999      $     .50  $    .25
June 30, 1999       $    1.43  $    .25
September 30, 1999  $    1.00  $    .50
December 31, 1999   $     .93  $    .10

     On March 9, 2001, the closing bid price on our common stock was $.31 per share. As of March 9, 2001, there were approximately 1,022 shareholders of record of our common stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the quarter ended December 31, 2000, we made the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. The transactions did not involve a public offering.

     In October, 2000, we issued a total of 450,000 immediately exercisable options to purchase shares of our common stock to three employees as compensation. These options have a strike price of $.20 per share and expire in October 2003. These options were issued when the market value of our stock was $.22 per share. We issued these options pursuant to an exemption from registration under Section 4(2) of the Act.

     In December 2000, we sold a total of 1,200,000 shares of our common stock to four investors for aggregate proceeds of $111,000, for shares prices ranging from $.10 per share to $.01 per share. We issued these shares pursuant to an exemption from registration under Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENT  AND  INFORMATION

     The Company is including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company's management to operate on a global basis; the ability of the Company to effectuate and successfully operate acquisitions, and new operations; the ability of the Company to obtain acceptable forms and amounts of financing to fund current operations and planned acquisitions; the political, economic and military climate in nations where the Company may have interests and operations; the ability to engage the services of suitable consultants or employees in foreign countries; and competition and the ever-changing nature of the Internet and the telecommunications and data transmission industries. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     The following description of our financial position and results of operations should be read in conjunction with our Financial Statements and the Notes to Financial Statements contained in this report on Form 10-KSB.

INTRODUCTION

     It is our current intent to grow through the continued development of our telecommunication and data transmission operations, through internal growth and through acquisitions. We intend to make any business acquisitions by issuing common stock; however, we may need additional cash to complete acquisitions. If additional capital is needed, we will raise substantially all such funds from outside sources. We anticipate that most acquisitions we make during the next 12 months will be of operating entities with existing management in place.

     We are currently working on establishing VoIP and wireless Internet service applications in the Baltic Region. We are currently working being an Internet Service Provider ("ISP") to cable TV subscribers in Estonia. This will enable us to expand ISP and VoIP services in Estonia. We plan to use a similar business model to exploit markets in Eastern and Central Europe.

     In January, 2001 we acquired a 65% of the equity of TGK-LINK AS, an Estonia based VoIP Operator with extensive relationships within the local corporate marketplace. TGK-LINK also acts as the ``Global One'' service Representative in Estonia, providing data transmission to the banking sector in Estonia. In the past several years TGK-LINK has been involved in the ``Smart Card'' technology development and Service Applications within the Baltic Regional Markets.

     www.3Dzip.com.  In  April  2000  we  launched  the  formal operation of our
     -------------
www.3Dzip.com web site and subsequently received our first contract to provide 3-D web design services. At present, we are developing bids for several projects and are in the process of making proposals to various retail customers. These activities will be subject to our receiving funding.

     Anet Eesti AS.  In April 2000, we acquired Anet Eesti AS (formerly known as
     -------------
AS Mainor Anet, an Internet service provider in Estonia. This ISP is expected to contribute about $400,000 per year in revenue to our consolidated income statement and has set the stage for additional acquisitions in the telecommunications and data transmission industry in Eastern and Central Europe. The management of Anet Eesti AS provides us with expertise and infrastructure for both present activities and future activities and acquisitions in the region.

     www.FlamingoTravel.net.  In  April  2000, we also acquired Flamingo Travel,
     ----------------------
Inc., an existing U.S. travel agency with online operations at www.flamingotravel.net. This acquisition will allow us to enter into the lucrative e-travel business and will provide increased exposure of our web sites to travel consumers in various regions throughout the world.

     www.MDGshop.com. We are actively pursuing brand recognition of merchandise offered at this site. At present, the site generates gross sales of $4,000 to $7,000 per month without related increases in our advertising costs. We recently signed an agreement with Nabisco Championship wherein we became an official supplier of watches for the 2001 Nabisco Championship Golf Tournament. This agreement resulted in revenues of approximately $130,000 during the first quarter of 2001. We have completed the selection of vendors to supply our site and these vendors are now prepared to provide our customers with luxury items that we have picked for sale at our web site. Our current plan requires additional marketing personnel, as well as additional advertising expenditures. We plan to conduct showings with certain major retail chains to promote our luxury goods and will be attempting to negotiate formal agreements to sell "Marchese di Genin" branded items through these major retail chains.

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

     www.Andevis.ee.  In  July  2000, we acquired an Internet solutions company,
     --------------
AS Andevis We believe that this acquisition will contribute revenues in excess of $300,000 to year 2001 operating results. Andevis has been in business since 1992 and provides Internet and database solutions, for European clients. Andevis employs 15 experienced programmers, and includes the designation of Oracle certified specialist among its capabilities. We plan to use Andevis to develop our own Baltic Region capabilities, as a solutions provider in the U.S. and to support our internal telecommunications operations in the Baltic Region.

     Our major efforts during the last half of the year 2000 have been to establish Voice over IP ("VoIP") telecommunications services in Eastern Europe.

     We have arrangements with two cable TV operators in Eastern Europe whereby we will provide them with Internet service for their subscribers as well as VoIP long distance service. The total number of subscribers for these companies is approximately 30,000 homes.

     In January 2001, we acquired 65% of TGK-LINK AS, a local VoIP Provider in Estonia. This transaction will enable us to acquire the local technical expertise needed for our VoIP Operations and the initial hardware equipment for our VoIP operations. In February 2001, TGK-LINK signed an Agreement with a leading U.S. VoIP Operator - I-BASIS, to provide hardware and full logistic support for the VoIP Service beyond Estonia.

     During November and December 2000, our wholly-owned subsidiary, Anet Eesti, leased a separate direct broadband line to Helsinki, Finland in order to have broadband access for our VoIP service. We are negotiating joint ventures in Lithuania and St. Petersburg. We expect to have a majority interest in these joint ventures. These joint ventures, if successfully negotiated, will allow us to offer data/voice transmission service in that region. We anticipate generating long distance data/voice traffic in excess of 3,000,000 minutes per month from these joint ventures. However, the success of Anet Eesti and the related joint ventures is dependent on our ability to raise funds to finance our growth.

     Our  stock  is  listed  on  the  Berlin  Stock Exchange and the NEWEX Stock
Exchange (Austria). This will allow the Company to expand its abilities to raise funds through the expansive European investment communities.

     Disposition and sale of our EIP leasing subsidiary. On July 24, 2000 we sold our subsidiary, EIP Liisingu AS, an Estonian corporation ("EIP"). The buyer was Literary Financing Limited, a Hong Kong corporation, which purchased all of the outstanding shares of EIP from us for the sum of $10,000. EIP is in the leasing business in Estonia. We sold EIP because it was not profitable and because it no longer fit into our current business model. The terms and conditions of this transaction were determined by the parties through arms length negotiations. However, no formal appraisal was conducted.

Our current business model is to start or acquire telecommunications and data transmission businesses in the Baltic Region and in Eastern and Central Europe.

ANALYSIS  OF  FINANCIAL  CONDITION

     We are actively seeking new acquisitions in the United States and Europe. In Eastern Europe, we are pursuing various acquisition opportunities, including telecommunications and data transmission acquisition opportunities in the Baltic Region. We are seeking to accomplish any future acquisitions through exchange of our common stock for target companies. This approach will enable us to expand our asset base without using our cash resources. Although, current stockholders may experience substantial dilution in per share book value.

     We currently plan to increase the number of our employees by hiring a marketing manager and an operations manager. Expansion of our work force and support of our current operations will be financed from sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.

GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $587,475 and $1,141,821 during the years ended December 31, 2000 and 1999, respectively. We also had negative cash flows from operations of $605,374 and $440,781 during the years ended December 31, 2000 and 1999 . These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. See Note 3 of the Consolidated Financial Statements on Page F-13. Our long-term viability as a going concern is dependent upon three key factors as follows:

- Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

-    Our  ability  of  to  acquire  or  internally  develop  viable  businesses

- Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations

     As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2000 and 1999, indicating that substantial doubt exists about our ability to continue as a going concern.

     Our ability to achieve profitability depends on our ability to successfully develop and market ISP services, VoIP services, software subcontracting services, telecommunications services and data transmissions services in the Baltic Region and in Eastern and Central Europe. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with our operations.

     We incurred net losses of $587,475 and $1,141,821 during the years ended December 31, 2000 and 1999, respectively. Recurring losses have resulted in an accumulative deficit of $3,408,292 at December 31, 2000. Revenues for the year ended December 31, 2000 were $643,250, which represents a substantial increase over 1999 revenues. Our revenue increase is a direct result of our efforts to refocus our business in the telecommunications and data transmission sectors. Our new focus has resulted in our purchase of businesses that we feel can improve our operating results. Losses in 2000 and 1999 were attributable primarily to our Internet activities and the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

     Acquisition activities and business development resulted in corporate headquarters accounting for approximately 99% of our total net loss in both the year 2000 and in 1999.

COMPETITION

     Through the capabilities of our subsidiaries, TGK-Link and Anet Eesti, we can become a major VoIP provider in the Baltic Region. Estonia is a newly deregulated telecommunications market. We have four major competitors in the Baltic Region: Eesti Telefon (a traditional phone company and the former phone monopoly), Tele2, Uninet and STV. Our competitive advantage in the average retail price for outbound VoIP ranges from 6% lower than Tele2 to 80% lower than Eesti Telefon.

     In the Baltic Region, most retail VoIP services are marketed through pre-paid calling cards. The technology is just becoming available, and not all countries have deregulated their telecommunications industry. Latvia and Lithuania have monopoly phone companies and they will not be completely privatized until the end of 2002. Currently, we are able to provide prepaid VoIP phone cards, which have much lower rates than the monopoly telephone services. This also creates an advantage for us to establish infrastructure in the region by the time these countries start the deregulation process.

RESULTS  OF  OPERATIONS

     During the December 31, 2000, the Company adopted a plan to dispose of all leasing operations, and we in July 2000, the Company sold EIP for $10,000 cash and recognized a gain of $131,421 on the sale. The operations of the discontinued leasing operation have been separated and presented as a single line item in the accompanying statements of operations as gain (loss) from operations of discontinued leasing operations.

     THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     During the year ended December 31, 2000, our revenues from continuing operations were $643,250 as compared to $11,388 for the year ended December 31, 1999. The increase was a result of our acquisitions of www.FlamingoTravel.net, Anet Eesti AS and AS Andevis, combined with merchandise sales on our www.MDGshop.com website.

     During the year ended December 31, 2000, operating and general expenses increased by approximately $482,756 or 106% as compared to the year ended December 31, 1999. This increase was made up of increases in personnel costs and in legal and other professional fees. The increases were attributable to the development of our internal structure to support growing operations and the acquisitions of www.FlamingoTravel.net and Anet Eesti AS and AS Andevis.

     During the year ended December 31, 2000 and 1999 we had stock and option based compensation of $40,985 and $444,335 due to the issuance or sale of common stock and options to employees at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     Depreciation expense and amortization of goodwill were up a total of $45,450 in 2000 as compared to 1999 because of the three businesses we acquired during the year. Each business had equipment and each acquisition included a cost that was in excess of the net assets acquired.

     Interest expense for the year ended December 31, 2000 was $170 as compared to $240,610 for the year ended December 31, 1999. The significant decrease in interest expense is a direct result of our conversion of very high rate debt to equity in February 2000 and the related elimination of the interest charges associated therewith.

During the year ended December 31, 2000, we had a net loss of $587,475 as compared to a net loss of $1,141,821 in the year ended December 31, 1999. The primary reasons for our decreased loss were reduced stock and option based compensation charges, elimination of high interest rate debt and a significant gain on sale of EIP Liisingu AS Our losses during both years were attributable to our operations in the United States, as the Company's operations in Estonia produced minimal losses from operations and a significant gain upon disposition.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2000, we had cash resources of approximately $180,000. We estimate that during the year 2001, our cash requirements will be approximately $600,000, or $150,000 per quarter. We do not presently believe that we will have positive cash flow from operations in 2001 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2001 if funds are available: $150,000 for telecommunications and data transmission equipment; $100,000 for marketing expenses; and $250,000 for business development and acquisitions in Eastern and Central Europe.

     During the year 2000, we raised approximately $775,000 in cash from the sale of our securities.

     We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

FOREIGN  CURRENCY  TRANSLATION  AND  INFLATION  ISSUES

     Foreign  Currency  Issues.  The  Estonian  kroon  ("EEK") is the functional
     -------------------------
currency for our Estonian subsidiaries. Small changes in the U.S. dollar/EEK exchange rate do not have a significant impact on our financial position or results of operations. However, declines in the value of the EEK generally reduce the value of our assets and cause deterioration our overall financial position. To stabilize the EEK, the government of Estonia has enacted monetary policy that "pegs" the exchange rate of the EEK to the German mark ("DEM") in the ratio of 8 EEK = 1 DEM. Because the exchange rate of the DEM is relatively stable against the U.S. dollar, the exchange rate of the EEK should also be expected to be relatively stable against the U.S. dollar. Because the EEK is the functional currency of our Estonian subsidiary under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52), assets and liabilities denominated in foreign functional currencies are generally translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. Therefore, we have exposure to foreign currency fluctuations and foreign government intervention such as a devaluation of the local currency, or a freeze of international transfer of funds. The Estonian Central Bank does not have the power to devalue the EEK, and technical fluctuations are restricted to 3%. However, a devaluation of the German Mark (DM) or the Euro could occur, with a resulting effect on the exchange rate of the EEK. The Estonian Central Bank has officially pegged the EEK at 8 EEK = 1 DM. Therefore, we are also subject to foreign currency risks related to the DM. Relative to the U.S. dollar, a declining EEK or DM would negatively impact the value, in U.S. dollars, of our transactions in Estonia. The Estonian Central Bank has also officially pegged to the Euro at 15.64 EEK = 1 Euro, which is considered the equivalent of the DM peg. Therefore, we are also subject to the same types of foreign currency risks related to the Euro. Relative to the U.S. dollar, a declining Euro would negatively impact the value, in U.S. dollars, of our transactions in Estonia.

     Our results of operations were improved when our functional currency changed from the U.S. dollar to the Estonian Kroon. Estonia's economy has a historically higher inflation rate than the United States economy and all currency losses associated with the translation of financial statements where the U.S. dollar is considered the functional currency are reflected as losses in operations rather than as charges against stockholders' equity as is the case when the Estonian kroon is considered our functional currency

     Estonian  Inflation  Issues.  Estonia  does  not have a highly inflationary
     ---------------------------
economy now, although in the recent past Estonia did have a highly inflationary economy. Estonia has experienced a great amount of political and economic instability and inflation increased, but then stabilized in 1999 through 2000. Accordingly, the government's monetary policy could come under pressure. If inflation increases, both the outlook for us and the effect of translation adjustments will negatively impact our financial position and results of operations. The Estonian Consumer Price Index growth rate has decreased to 0.2% in December 2000 from 0.8% in December, 1999. Estonia's imports in the year 2000 increased by approximately 43% over 1999. If Estonia experiences growing inflation, then Estonia's economy could be classified as a highly inflationary economy under generally accepted accounting principles. Under such circumstances, declines in the value of the EEK would be reflected in operations and would negatively impact our financial position and results of operations.

ITEM  7.    FINANCIAL  STATEMENTS

     The financial information required by this item is included as set forth beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OUR  DIRECTORS  AND  EXECUTIVE  OFFICERS

Name and Address                     Age               Position
--------------------------------  ---------  ----------------------------
Alex Genin                               49  Director, Chairman, CEO, and
5120 Woodway, Suite 9004                     President
Houston, Texas 77056

Joseph A.  Bond                          67  Director and
5120 Woodway, Suite 9004                     Secretary
Houston, Texas 77056

Michael Dashkovsky                       39  Director and
5120 Woodway, Suite 9004                     Manager of European Operations
Houston, Texas 77056

Walter C.  Wilson                        53  Director
1900 West Loop South, Suite 2050
Houston, Texas 77027

Joselito H.  Sangel                      47  Vice President of
5120 Woodway, Suite 9004                     Finance
Houston, Texas 77056

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

ITEM  10.     EXECUTIVE  COMPENSATION

     The following sets forth all forms of compensation in excess of $100,000 per year per person that we paid our executive officers for our years ended December 31, 2000, 1999 and 1998.

                                 SUMMARY  COMPENSATION  TABLE

                        Annual  Compensation          Long  Term  Compensation
                        --------------------          ------------------------
                                                          Awards                  Pay-
                                                          ------                  outs     All
                                                 Other                Securities  ----     Other
Name and                                         Annual   Restricted  Underlying  LTIP     Com-
Principal                                        Compen-  Stock       Options/    Pay-     pen-
Position      Year       Salary        Bonus     sation   Awards      SARs        outs     sation
                         $             $         $        $           #           $        $

Alex Genin      2000  $  76,960             -0-      -0-     -0-   500,000(6)      -0-    -0-
Director,       1999  $  74,000             -0-      -0-     -0-   500,000         -0-  $ 75,000 (5)
Chairman,       1998  $  37,000(1)          -0-      -0-     -0-   200,000(2)      -0-  $684,420 (3) (4)
CEO and
President


(1) This $37,000 was indirect compensation paid to Mr. Genin. In addition, businesses owned by Mr. Genin received $131,553 as reimbursement for providing us with office space and business services (such as: secretarial services, telecommunications services and photostating services), managerial and consultant staffing and travel expenses. See, Certain Relationships and Related Transactions.

(2) In April, 1999, we awarded Mr. Genin with an immediately exercisable option to purchase up to 200,000 shares of our common stock at an exercise price of $0.25 per share expiring on March 31, 2002. This was compensation for services rendered during 1998 through March 31, 1999. At the date of the grant, the fair value of our common stock was approximately $0.5625 per share and the option was valued at $62,500.

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

(5) During 1999, we issued 700,000 immediately exercisable options as compensation to Mr.Genin. Of these, 500,000 options have an exercise price of $.10 per share and expire in December 2001, and 200,000 options have an exercise price of $.25 per share and expire in March 2002.

(6) During 2000, we issued 500,000 immediately exercisable options as compensation to Mr. Genin. Of these, 100,000 options have an exercise price of $0.25 per share and expire in January 2002, and 400,000

                            OPTION/SAR GRANTS IN 2000

           Number of        Percent of
           Securities       Total Options/SARs
           Underlying       Granted to All                  Expir-
           Options/SARs     Employees            Exercise   ation
           Granted in 2000  in 2000              Price      Date
Alex               100,000                44.6%  $    0.25   1/20/02
Genin              400,000                  (1)  $    0.20  10/20/03
---------  ---------------  -------------------  ---------  --------

(1)     Included  in  the  44.6%.

                         AGGREGATED OPTION/SAR EXERCISES IN 2000
                           AND 2000 YEAR END OPTION/SAR VALUES


                                    Number of              Value of
                                    Unexercised            Unexercised
                                    Securities Underlying  In-The-Money
                                    Options/SARs           Options/SARs
             Share                  At the End of 2000     At the End of 2000
             Acquired     Value     Exercisable /          Exercisable /
             On Exercise  Realized  Unexercisable          Unexercisable
             #            $         #                      $
Alex
Genin                -0-  $    -0-        3,700,000 / -0-  $    925,000 / $-0-

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 19, 2001, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. At March 19, 2001, we had outstanding 76,291,012 shares of common stock, and no outstanding preferred stock.

Name and Address                  Shares of Common           Percent of
of Beneficial Holder              Stock Beneficially Owned   Class
--------------------------------  -------------------------  -----------

Alex Genin                            56,445,000  (1)(2)(5)        69.0%
5120 Woodway, Suite 9004
Houston, Texas 77056

Eurocapital Group, Ltd                25,500,000  (2)              33.4%
19 Peel Road
Douglas, Isle of Man
British Isles 1M1 4LS

United Capital Group Limited          23,245,000  (2)(6)           29.8%
50 Town Range, Suite 7B
Gibraltar

Michael Dashkovsky                     4,500,000  (3)               5.8%
5120 Woodway, Suite 9004
Houston, Texas 77056

Joseph A.  Bond                          400,000                    0.5%
5120 Woodway, Suite 9004
Houston, Texas 77056

Walter C.  Wilson                        100,000                    0.1%
1900 West Loop South, Suite 2050
Houston, Texas 77027

Joselito H.  Sangel                      630,000  (4)               0.8%
5120 Woodway, Suite 9004
Houston, Texas 77056

All officers and directors as         62,075,000                   76.0%
a Group--Five Persons

________________________________

(1) Includes options to purchase up to 3,700,000 shares of our common stock which are presently exercisable at excise prices of from $.05 to $.25 per share.

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

(4) Includes an option to purchase up to 230,000 shares of our common stock which is presently exercisable at exercise prices ranging from $0.10 to $0.50 per share.

(5) Includes shares owned by Eurocapital Group, Ltd. and United Capital Group Limited.

(6) Includes an option to purchase up to 1,800,000 shares of our common stock which is presently exercisable at exercise prices ranging from $0.38 to $0.53 per share.

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

     Effective September, 1998, we and United Capital Group Limited entered into a loan agreement (since repaid). As part of the loan agreement, during 1998, United Capital Group Limited, on behalf of us, reimbursed businesses owned by Mr. Genin for services which Mr. Genin's businesses provided to us, including office space and business services (such as: secretarial services, telecommunications services, and photostating services), managerial and consultant staffing (including payments to Mr. Genin of $37,000 in 1998) and travel expenses. Mr. Genin's businesses provided these services on terms no less favorable to us than terms obtainable from unaffiliated third parties. At the time these transactions occurred, we had limited resources, and were unable to find any alternative source of financing. In 1998, Mr. Genin's businesses received $168,553 under this arrangement and the cumulative total was $186,000 as of January 31, 1999. In February, 1999, United Capital Group and us agreed to exchange the $186,000 indebtedness for 7,440,000 shares of common stock. Pursuant to the loan agreement, this debt was converted at a conversion price of $0.025 per share, which, at the time of conversion, was below market value. In August, 1999, United Capital Group Limited converted additional debt for shares of our common stock pursuant to the loan agreement at an exchange price of $0.05 per share for 2,280,000 shares of our common stock. United Capital Group Limited presently owns approximately 29.8% of our common stock.

     During 1998, Mr. Genin's businesses compensated Mr. Genin in the amount of $37,000 for services he rendered related to us. During 1999, Mr. Genin's businesses compensated Mr. Genin in the amount of $74,400 as compensation to him for services he rendered related to us. Mr. Genin beneficially owns approximately 69.0% of our common stock.

     In September, 1998, we entered into a Stock Exchange Agreement with two stockholders of EIP, who were Eurocapital Group, Ltd. and United Capital Group Limited. We issued a total of 34,000,000 shares of our common stock to the EIP stockholders in exchange for all of the outstanding shares of EIP. The terms and conditions of the Stock Agreement Exchange were determined by the parties through arms length negotiations and were approved by the Board of Directors. However, there was no appraisal. As a result of these transactions, Eurocapital Group, Ltd. now beneficially owns 33.4% of our common stock, and United Capital Group Limited now beneficially owns 29.8% of our common stock. We treated the acquisition of EIP as a recapitalization whereby EIP was the accounting acquiror. At the time of the acquisition, we estimated the market value of our common stock at approximately $.005 per share, resulting in a valuation of the acquisition of approximately $170,000.

     In October, 1998, we sold to Alex Genin 4,000,000 shares of common stock at one-tenth cent per share and granted Mr. Genin an option to purchase 2,500,000 shares of our common stock which is exercisable at $0.05 per share and expires August, 2001, for the total cash sum of $4,140. This option is presently exercisable. These issuances were approved by the Board of Directors. This was an incentive approved by the Board of Directors to persuade Mr. Genin to become an officer and director and to devote virtually all of his time to us at a time when there was no meaningful market for our common stock and when we had limited financial resources. In April, 1999, we granted Mr. Genin an option to purchase up to 200,000 of our common stock exercisable at $0.25 per share and expires in March, 2002. In December, 1999, we granted Mr. Genin an immediately exercisable option to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share that expires in December, 2001. In January, 2000, we granted Mr. Genin an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $0.25 per share that expires in January, 2002. In October, 2000, we granted to Mr. Genin an option to purchase up to 400,000 shares of our common stock at an exercise price of $0.20 per share that expires in October, 2003.

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

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

                                  Exhibit Index

Exhibit
Number     Description  of  Exhibit
------     ------------------------

21.1       Subsidiaries  of  the  registrant


(b)     Reports  on  Form  8-K.

        None.


                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2001.

                                       FIRST  CAPITAL  INTERNATIONAL,  INC.


                                       _________________________________________
                                       By:  /s/  Alex  Genin
                                       Alex  Genin
                                       Director,  CEO,  and  President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                        Title            Date
---------------------------  --------------  --------------

___________________________
/s/ Alex Genin               Director,       April 12, 2001
Alex Genin                   CEO and
President


__________________________
/s/ Joseph A.  Bond          Director and    April 12, 2001
Joseph A.  Bond              Secretary

__________________________
/s/ Michael Dashkovsky       Director and    April 12, 2001
Michael Dashkovsky           Manager of
  European Operations


___________________________
/s/ Walter C.  Wilson        Director        April 12, 2001
Walter C.  Wilson


___________________________
/s/ Joselito H.  Sangel      Vice President  April 12, 2001
Joselito H.  Sangel          of Finance

                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________



                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------
Report  of  Independent  Accountants                                         F-3

Audited  Financial  Statements

  Consolidated  Balance  Sheet  as  of  December  31,
    2000                                                                     F-4

  Consolidated  Statement  of  Operations  for  the
    years  ended  December  31,  2000  and  1999                             F-5

  Consolidated  Statement  of  Stockholders'  Deficit
    for  the  years  ended  December  31,  2000  and
    1999                                                                     F-6

  Consolidated  Statement  of  Cash  Flows  for  the
    years  ended  December  31,  2000  and  1999                             F-8

Notes  to  Consolidated  Financial  Statements                               F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board  of  Directors  and  Stockholders
First  Capital  International,  Inc.


We have audited the accompanying consolidated balance sheet of First Capital International, Inc. as of December 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ Ham, Langston & Brezina, L.L.P.

Houston,  Texas
April  6,  2001

                        FIRST CAPITAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   __________

     ASSETS
     ------

Current assets:
  Cash and cash equivalents                    $   179,915
  Accounts receivable, net                          70,503
  Inventory                                        157,282
  Prepaid expenses and other                         6,696
                                               ------------

    Total current assets                           414,396

Cost in excess of net assets of
  acquired businesses, net                         351,436

Property and equipment, net                        122,217
                                               ------------

      Total assets                             $   888,049
                                               ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                $     5,151
  Accounts payable and accrued liabilities          97,549
                                               ------------

    Total current liabilities                      102,700

Long-term debt                                      12,500
                                               ------------

      Total liabilities                            115,200
                                               ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 76,251,412 shares
    issued and outstanding                          76,251
  Additional paid-in capital                     3,956,301
  Unissued common stock                            150,365
  Accumulated deficit                           (3,408,292)
  Accumulated foreign currency translation
    adjustments                                     (1,776)
                                               ------------

      Total stockholders' equity                   772,849
                                               ------------

        Total liabilities and stockholders'
          equity                               $   888,049
                                               ============


                 See notes to consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   __________

                                           YEAR ENDED DECEMBER 31,
                                         --------------------------
                                             2000          1999
                                         ------------  ------------

Revenue:
  Booking revenue                        $    82,908   $         -
  Service revenue                            472,838             -
  Merchandise sales                           87,504        11,388
                                         ------------  ------------

    Total revenue                            643,250        11,388
                                         ------------  ------------

Costs and expenses:
  Cost of merchandise sold                    28,001         4,103
  Supplies and materials                     289,903             -
  Stock and option based compensation         40,985       444,335
  Operating and general expenses             938,114       455,358
  Amortization of cost in excess of net
    assets of businesses acquired             15,064             -
  Depreciation expense                        30,623           237
                                         ------------  ------------

    Total costs and expenses               1,342,690       904,033
                                         ------------  ------------

Loss from operations                        (699,440)     (892,645)
                                         ------------  ------------

Other income (expense):
  Interest income                              7,457         2,301
  Other expense                                 (195)            -
  Interest expense                              (170)     (240,610)
                                         ------------  ------------

    Other income (expense), net                7,092      (238,309)
                                         ------------  ------------

      Loss from continuing operations       (692,348)   (1,130,954)
                                         ------------  ------------

Discontinued operations:
  Loss from operation of discontinued
    business segment                         (26,548)      (10,867)
  Gain from disposition of discontinued
    business segment                         131,421             -
                                         ------------  ------------

      Income (loss) from discontinued
        operations                           104,873       (10,867)
                                         ------------  ------------

Net loss                                 $  (587,475)  $(1,141,821)
                                         ============  ============

Basic and dilutive net loss per common
  share:
  Continuing operations                  $     (0.01)  $     (0.02)
  Discontinued operations                       0.00         (0.00)
                                         ------------  ------------

    Total                                $     (0.01)  $     (0.02)
                                         ============  ============

Weighted average shares outstanding       73,476,165    65,403,364
                                         ============  ============


                 See notes to consolidated financial statements.

                                                FIRST CAPITAL INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                            __________

                                                                                                        FOREIGN        COMPRE-
                                                               ADDITIONAL    UNISSUED                   CURRENCY       HENSIVE
                                        COMMON  STOCK           PAID-IN       COMMON     ACCUMULATED   TRANSLATION     INCOME
                                      SHARES       AMOUNT       CAPITAL       STOCK       DEFICIT      ADJUSTMENT      (LOSS)
                                    -----------  -----------  -----------  -----------  ------------  ------------  ------------

Balance at December 31, 1998        55,751,142   $    55,751  $ 1,535,970  $         -  $(1,678,996)  $    (2,856)  $(1,641,611)
                                                                                                                    ------------

Net loss                                     -             -            -            -   (1,141,821)            -    (1,141,821)

Other comprehensive income-
  foreign currency translation
  adjustment                                 -             -            -            -            -       (18,981)      (18,981)
                                                                                                                    ------------

  Comprehensive income (loss)                                                                                        (1,160,802)
                                                                                                                     -----------

Common stock issued for cash and
  services (14,310,000 shares)      14,310,000        14,310    1,016,869            -            -             -             -

Compensatory stock options issued
  to employees, officers and
  directors                                  -             -       91,250            -            -             -             -

Compensatory stock options issued
  to vendors                                 -             -       17,092            -            -             -             -

Value of conversion feature on
  convertible debt                           -             -      133,190            -            -             -             -
                                    -----------  -----------  -----------  -----------  ------------  ------------  ------------

Balance at December 31, 1999        70,061,142   $    70,061  $ 2,794,371  $         -  $(2,820,817)  $   (21,837)  $(2,802,413)
                                    ===========  ===========  ===========  ===========  ============  ============  ============

                 See notes to consolidated financial statements.

                                           FIRST  CAPITAL  INTERNATIONAL,  INC.
                              CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIT,  CONTINUED
                                                    __________

                                                                                                        FOREIGN        COMPRE-
                                                               ADDITIONAL    UNISSUED                   CURRENCY       HENSIVE
                                        COMMON  STOCK           PAID-IN       COMMON     ACCUMULATED   TRANSLATION     INCOME
                                      SHARES       AMOUNT       CAPITAL       STOCK       DEFICIT      ADJUSTMENT      (LOSS)
                                    -----------  -----------  -----------  -----------  ------------  ------------  ------------
Balance at December 31, 1999        70,061,142   $    70,061  $ 2,794,371  $         -  $(2,820,817)  $   (21,837)  $(2,802,413)
                                                                                                                    ------------

Net loss                                     -             -            -            -     (587,475)            -      (587,475)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                            -             -            -            -            -        20,061        20,061
                                                                                                                    ------------

Comprehensive income (loss)                                                                                            (567,414)
                                                                                                                    ------------

Common stock issued for cash         5,300,000         5,300      744,700            -            -             -             -

Common stock issued for cash and
  services                             286,000           286       57,239            -            -             -             -

Compensatory stock options issued
  to officers and employees                  -             -        8,460            -            -             -             -

Business acquisitions                  604,270           604      351,531      150,365            -             -             -
                                    -----------  -----------  -----------  -----------  ------------  ------------  ------------

Balance at December 31, 2000        76,251,412   $    76,251  $ 3,956,301  $   150,365  $(3,408,292)  $    (1,776)  $(3,369,827)
                                    ===========  ===========  ===========  ===========  ============  ============  ============


                 See notes to consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   __________

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          2000         1999
                                                       ----------  ------------

Cash flows from operating activities:
  Net loss                                             $(587,475)  $(1,141,821)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Loss from operation of discontinued
      business segment                                    26,548        10,867
    Gain from disposition of discontinued
      business segment                                  (131,421)            -
    Depreciation expense                                  30,623           237
    Amortization of cost in excess of net assets
      of businesses acquired                              15,064             -
    Provision for doubtful accounts                            -
    Common stock and options issued for services          40,985       444,335
    Amortization of discount on note payable to
      a related party                                          -       234,610
    Changes in operating assets and liabilities,
      net of effects from acquisitions:
      Accounts receivable                                 43,401        (2,330)
      Inventory                                          (60,892)      (35,457)
      Prepaid expenses and other assets                    1,450             -
      Accounts payable and accrued liabilities           (61,900)       20,135
                                                       ----------  ------------

        Net cash used in continuing operations          (683,617)     (469,424)
        Net cash provided by discontinued operations      78,243        28,643
                                                       ----------  ------------

          Net cash used in operating activities         (605,374)     (440,781)
                                                       ----------  ------------

Cash flows from investing activities:
  Acquisition of property and equipment                  (18,990)      (12,896)
  Proceeds from sale of property and equipment                 -        12,534
  Net cash payment upon disposal of EIP Liisingu         (50,443)            -
  Acquisition of new businesses, net of cash acquired    (42,758)            -
                                                       ----------  ------------

        Net cash used in continuing operations           (61,748)       (3,701)
        Net cash (used in) provided by discontinued
          operations                                     (50,443)        3,339
                                                       ----------  ------------

          Net cash used in investing activities         (112,191)         (362)
                                                       ----------  ------------

Cash flows from financing activities:
  Proceeds from notes payable                             12,500        11,372
  Proceeds from conversion feature                             -       133,190
  Proceeds from sale of common stock                     775,000       359,113
  Payments on notes payable and long-term debt            (1,660)            -
                                                       ----------  ------------

          Net cash provided by financing activities      785,840       503,675
                                                       ----------  ------------

Effects of exchange rate changes on cash:
  Continuing operations                                   (1,776)            -
  Discontinued operations                                 (2,422)       (8,161)
                                                       ----------  ------------

    Total effect of exchange rate changes on cash         (4,198)       (8,161)
                                                       ----------  ------------

Net increase in cash and cash equivalents                 64,077        54,371

Cash and cash equivalents, beginning of year             115,838        61,467
                                                       ----------  ------------

Cash and cash equivalents, end of year                 $ 179,915   $   115,838
                                                       ==========  ============

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $  10,806   $    26,959
                                                       ==========  ============


                 See notes to consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------------

     First Capital International, Inc. (the "Company"), formerly Ranger/USA, Inc., assumed its current name in August 1998 when new management took over the Company. At the time new management assumed control, the Company had no existing operations, and began implementation of a new business plan. The Company is now involved primarily in the identification, acquisition and operation of businesses serving or focused on Central and Eastern European markets. Under its acquisition strategy, the Company acquired three companies in 2000, one company in January 2001, and is currently identifying additional acquisition targets that are involved in telecommunications/data transmission related businesses.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     CONCENTRATIONS  OF  CREDIT  RISK,  CONTINUED
     --------------------------------------------

     Accounts and leases receivable arise primarily from transactions with customers in the United States and Estonia. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is generally not required for credit granted.

     CASH  EQUIVALENTS
     -----------------

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     INVENTORY
     ---------

     Inventory consists primarily of jewelry and fine gift items held for retail sale and inventory is recorded at the lower of aggregate cost or market with cost determined using the first-in, first-out (FIFO) method.

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     COST  IN  EXCESS  OF  NET  ASSETS  OF  BUSINESSES  ACQUIRED
     -----------------------------------------------------------

     The cost in excess of net assets of businesses acquired is amortized using the straight-line method over fifteen years. The balance is presented net of accumulated amortization of $15,064 at December 31, 2000.

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

     FOREIGN  CURRENCY  TRANSLATION
     ------------------------------

     Effective January 1, 1998, the Company determined that the local currency is the functional currency for its Estonian subsidiary under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" ("FAS 52"). Under FAS 52, assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is required to implement SFAS No. 133 as of the beginning of fiscal year 2001. The Company has not engaged in any foreign currency exchange rate hedging activities and, accordingly, SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's implementation of SAB 101 in 2000 had no impact on its financial position, results of operations or cash flows.

     In March 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25", ("FIN 44"), was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on the Company's financial position or results of operations.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     RECLASSIFICATIONS
     -----------------

     Certain amounts presented in the financial statements for the year ended December 31, 1999 have been reclassified to conform to the 2000 presentation.

2.   RECAPITALIZATION
     ----------------

     On September 28, 1998 First Capital International, Inc. was acquired by EIP Liisingu AS ("EIP"), an Estonian corporation, in a recapitalization transaction accounted for similar to a reverse acquisition without recognition of goodwill. First Capital International, Inc. was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition First Capital International, Inc. was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by First Capital International, Inc. for EIP's net monetary assets, accompanied by a recapitalization. In connection with this transaction, First Capital International, Inc. issued 34,000,000 shares of common stock in exchange for all outstanding shares of EIP. Since this transaction was in substance, a recapitalization of EIP and not a business combination, proforma information is not presented and a valuation of the company was not performed.

     In connection with the recapitalization transaction described in the previous paragraph, the outstanding common stock of First Capital International, Inc. was essentially substituted for the common stock of EIP and the difference was included in additional paid-in capital.

3.   GOING  CONCERN  CONSIDERATIONS
       ------------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2000 and 1999, the Company incurred net losses of $587,475 and $1,141,821, respectively, and had negative cash flows from operations of $605,374 and $440,781. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management has specific plans to address the Company's financial situation as follows:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


3.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     In the near term Management plans private placements of the Company's common stock to qualified investors to fund its operations.

     In the long-term, Management believes that cash flows from acquired businesses and businesses that it is currently developing will provide the resources for its continued operations. Acquisition activities and development of the Company's internet-based business resulted in corporate headquarters accounting for 99% and 99% of the Company's total net loss in 2000 and 1999, respectively.

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


     The ability of the Company to acquire or internally develop viable businesses.


     The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


4.   ACQUISITIONS
     ------------

     During the year ended December 31, 2000, the Company acquired three businesses and entered into a definitive agreement to acquire a fourth business in a transaction that was consummated on January 12, 2001. All of the acquisitions were accounted for using the purchase method and following is a summary of the companies acquired, the date of acquisition, the purchase price, the method of payment and the allocation of the purchase price to the assets and liabilities of the companies acquired:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

4.   ACQUISITIONS,  CONTINUED
     ------------------------

     MAINOR  ANET  AS  ("ANET")
     --------------------------

     On March 24, 2000, the Company acquired Anet, an Estonian corporation that provides INTERNET access services in the Baltic region and Russia. The total purchase price was $225,000 and consisted of 250,000 shares of the Company's common stock and $42,758 in cash.

     FLAMINGO  TRAVEL,  INC.  ("FLAMINGO")
     -------------------------------------

     On April 27, 2000, the Company acquired Flamingo, a United States corporation that provides travel reservation services to customers primarily in Houston, Texas. The total purchase price is estimated to be approximately $112,500 based on the expected issuance of 150,000 shares of the Company's common stock. However, the purchase price will ultimately be determined based on a two part formula, as follows: (i) three times Flamingo's 1999 pre-tax income divided by $0.62, plus (ii) Flamingo's 2000 pre-tax income minus 1999 pre-tax income divided by $0.175. No cash consideration was paid in connection with this transaction.

     ANDEVIS  AS  ("ANDEVIS")
     ------------------------

     On July 5, 2000, the Company acquired 98.8% of Andevis, an Estonian corporation that provides telecommunications and software subcontracting services to clients in Europe. The total purchase price was $215,000 based on the issuance of 429,474 shares of the Company's common stock. The purchase was accomplished by the issuance of 354,270 shares at the date of the acquisition and the planned issuance of an additional 75,204 shares based on the operating result achieved by Andevis for the year ended December 31, 2000. No cash consideration was paid in connection with this transaction.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

4.   ACQUISITIONS,  CONTINUED
     ------------------------

     TGK-LINK  AS  ("TGK")
     ---------------------

     On January 12, 2001, the Company acquired 65% of TGK, an Estonian public limited company that provides INTERNET banking services in Estonia. The total purchase price was approximately $35,000 based on the issuance of 100,000 shares of the Company's common stock and the payment of $15,000 in cash. In connection with the acquisition of TGK, the Company committed to provide up to $150,000 of additional investment in the ongoing activities of TGK in equal monthly payments over the eight months following the acquisition. The purchase agreement for TGK also includes a provision for the Company, twenty-four months after the acquisition, to have the right of first refusal to acquire an additional 25% of TGK, based on a profits formula. Since this acquisition did not close until 2001, the accompanying financial statements do not include the financial position or results of operations of the Company's 65% interest in TGK.

     Following is a summary of assets acquired and liabilities assumed in the business purchases that occurred during the year ended December 31, 2000:

                                  ANET     FLAMINGO    ANDEVIS      TOTAL
Assets acquired:
  Fair value of tangible
    assets acquired           $ 192,000   $  19,000   $ 110,228   $ 321,228
  Excess of cost over net
    assets of business
    acquired                     95,865     112,500     158,135     366,500
                              ----------  ----------  ----------  ----------

    Total assets acquired       287,865     131,500     268,363     687,728

Cash paid or payable, net of
  cash acquired                 (42,758)          -           -     (42,758)
Market value of common stock
  issued or issuable           (175,000)   (112,500)   (215,000)   (502,500)
                              ----------  ----------  ----------  ----------

Liabilities assumed and
  minority interest           $  70,107   $  19,000   $  53,363   $ 142,470
                              ==========  ==========  ==========  ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

5.   SALE  OF  EIP  LIISINGU  AS
     ---------------------------

     On July 24, 2000 the Company completed the sale of EIP Liisingu AS ("EIP") for $10,000 in cash to Literary Financing Limited, a Hong Kong corporation. Prior to the sale, EIP was a wholly owned subsidiary of the Company, providing equipment leasing services in Estonia. EIP represented the Company's only leasing or financial services operations and, accordingly, EIP has been treated as a discontinued business operation. Using discontinued business accounting, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations separately. The Company's gain on sale of EIP was $131,421. The gain was computed based on the excess of consideration received for EIP's net assets as of the date of the sale, less direct expenses related to the sale. Due to recurring losses reported by EIP and the Company, there was no related tax impact. Following is summary financial information for the Company's discontinued leasing operations for the period from January 1, 2000 to July 24, 2000 and for the year ended December 31, 1999:

                                   JANUARY 1,     YEAR ENDED
                                     2000 TO     DECEMBER 31,
                                  JULY 24, 2000      1999
                                 --------------  ------------
Revenue:
  Interest income                $      14,255   $    33,756
  Other operating revenue                4,546       137,987
                                 --------------  ------------

    Total revenue                       18,801       171,743
                                 --------------  ------------

Costs and expenses:
  Selling, general and adminis-
    trative expenses                    20,560       122,265
  Interest expense                      10,699        27,044
                                 --------------  ------------

    Total costs and expenses            31,259       149,309
                                 --------------  ------------

Loss from operations                   (12,458)       22,434

Loss on marketable equity
  securities                           (14,090)      (33,301)
                                 --------------  ------------

Loss from operation of discon-
  tinued business                $     (26,548)  $   (10,867)
                                 ==============  ============


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

6.   ACCOUNTS  RECEIVABLE
     --------------------

     Accounts  receivable  at  December  31,  2000  were  as  follows:

      Trade accounts receivable                                  $ 76,880
      Rent receivable                                               2,236
                                                                 ---------

                                                                   79,116
      Less allowance for doubtful accounts                         (8,613)
                                                                 ---------

                                                                 $ 70,503
                                                                 =========


7.  PROPERTY AND EQUIPMENT
    ----------------------

     Property and equipment at December 31, 2000 was as follows:

      Service equipment                                          $136,005
      Office furniture and equipment                               16,993
                                                                 ---------

                                                                  152,998
      Less accumulated depreciation                               (30,781)
                                                                 ---------

                                                                 $122,217
                                                                 =========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

8.     NOTE  PAYABLE  AND  LONG-TERM  DEBT
       -----------------------------------

     Notes  payable  and  long-term  debt at December 31, 2000, were as follows:

     Note  payable  to  an  officer  of  a  subsidiary/
       stockholder  bearing  interest  at  10.0%  per
       year  and  due  in  monthly  installments  of
       $586  beginning  in  March  2001  and  continuing
       through  February  2003.  This  note  is
       uncollateralized.                                         $  12,500

     Other  note  payable  bearing  interest  at
       11.5%  per  year  and  due  on  demand.                       5,151
                                                                 ---------

                                                                    17,651
    Less  current  portion                                          (5,151)
                                                                 ---------

                                                                $   12,500
                                                                ==========

     Future annual maturities of notes payable and long-term debt at December 31, 2000 were as follows:

       YEAR  ENDING
       DECEMBER  31,
      -------------

          2001                                                  $    5,151
          2002                                                      12,500
                                                                 ---------

                                                                $   17,651
                                                                ==========

9.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities at December 31, 2000 were as follows:

      Trade  accounts  payable                                  $   62,282
      Accrued  payroll  taxes  and  other
        income  taxes                                               16,827
      Accrued  payroll  and  compensation                            8,734
      Other  accrued  liabilities                                    9,706
                                                                 ---------

                                                                $   97,549
                                                                ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

10.   INCOME  TAXES
      -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 1999, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $1,725,000 which expire in 2008 through 2020. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change in the Company in connection with the reverse merger with EIP (See Note 3) limits the Company's ability to utilize NOL carryforwards generated prior to September 28, 1998 to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 2000 are as follows:

       Net  operating  losses                                   $  586,283
       Allowance  for  doubtful  accounts  and
         notes  receivable                                           2,928
                                                                 ---------

       Total  deferred  tax  assets                                589,211

       Valuation  allowance                                      (589,211)
                                                                 ---------

           Net  deferred  tax  assets                           $        -
                                                                ==========


     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to loss from continuing operations is as follows (amounts in thousands):

                                         2000              1999
                               -------------------  ------------------
                                  AMOUNT      %       AMOUNT       %
                               ----------  -------  ----------  ------
  Benefit for income tax at
    federal statutory rate     $ 235,398     34.0   $ 384,524    34.0
  Non-deductible compensation    (13,969)    (2.0)   (151,074)  (13.4)
  Increase in valuation
    allowance                   (186,112)   (26.9)   (237,145)  (21.0)
  Other                          (35,317)    (5.1)      3,695     0.4
                               ----------  -------  ----------  ------

                               $       -        -   $       -       -
                               ==========  =======  ==========  ======


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

11.   OPERATING  LEASE
      ----------------

     The Company has also entered into an operating lease for office space. The lease provides for renewal options, payment of taxes and utilities by the Company, and charges for certain costs to the landlord. Rental expense under operating leases was $63,704 and $28,116 during the years ended December 31, 2000 and 1999, respectively.

     Future annual minimum lease payments due under operating leases with remaining lease terms of greater than one year at December 31, 2000 are as follows:


      YEAR ENDED
     DECEMBER 31,
     ------------

        2001                                             $26,688
        2002                                              19,488
        2003                                              17,088
        2004                                               4,272
                                                         -------

     Total minimum lease payments                        $67,536
                                                         =======

     In addition to the long-term operating leases described above, the Company also sub-leases certain office space from a related party on a month-to-month basis (See Note 14).


12.   STOCKHOLDER'S  EQUITY
      ---------------------

     PREFERRED  STOCK
     ----------------

     On April 1, 1999 the Company authorized 10,000,000 shares of serial preferred stock for which the Company's Board of Directors may designate voting power, preferences, limitations and restrictions. No preferred stock has been issued as of December 31, 2000.

     COMMON  STOCK
     -------------

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

12.   STOCKHOLDER'S  EQUITY,  CONTINUED
      ---------------------------------

     During the year ended December 31, 2000 and 1999, the Company sold and issued, above the existing number of shares outstanding, 6,190,270 and 14,310,000 shares of common stock, respectively. Certain of the shares were issued for employee and non-employee compensation at prices representing a discount from the fair value of the Company's common stock at the date of issue or other appropriate measurement date. Following is a summary of compensatory stock issuances during the years ended December 31, 2000 and 1999:

                                             2000      1999
                                           --------  --------

       Shares of common stock issued as
         compensation                       266,000   498,000

       Compensation expense recognized in
         the statement of operations       $ 40,985  $353,085

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

     UNISSUED  COMMON  STOCK
     -----------------------

     Unissued common stock at December 31, 2000 is common stock issuable, but not yet issued, as a result of the Company's acquisitions of Flamingo and Andevis.

13.   STOCK  OPTIONS
      --------------

     During the years ended December 31, 2000 and 1999, the Company issued non-qualified options to investors, employees, officers and directors and all such options are immediately exercisable for shares of the Company's common stock. The table below summarizes the annual activity in the Company's stock options:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

13.   STOCK  OPTIONS,  CONTINUED
      --------------------------

                                                                WEIGHTED
                                                                AVERAGE
                                                                EXERCISE
                                   OPTIONS      EXERCISE PRICE  PRICE
                              ----------------  --------------  ------

Balance at December 31, 1998        4,250,000   $         0.05  $ 0.05

  Granted to employees,
    officers and directors            850,000   $0.10 to $0.25  $ 0.14
  Granted to vendors                   40,000   $0.68 to $0.75  $ 0.70
  Cancelled                                 -
  Exercised                                 -
                              ----------------

Balance at December 31, 1999        5,140,000   $0.05 to $0.75  $ 0.07

  Granted to employees, of-
    ficers and directors            1,120,000   $0.20 to $0.50  $ 0.32
  Granted to investors              1,800,000   $0.15 to $0.13  $ 0.44
  Cancelled                          (110,000)  $0.10 to $0.75  $ 0.16
  Exercised                                 -
                              ----------------

Balance at December 31, 2000  $     7,950,000   $0.05 to $0.68  $ 0.19
                              ================

     The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options were less than the fair value of the Company's stock on the date of grant, compensation expense has been recognized in these financial statements to reflect the value of stock options granted as compensation of $8,460 and $91,250 for the years ended December 31, 2000 and 1999, respectively. The fair value of the Company's common stock, for purposes of determining compensation expense associated with stock options, was determined based upon the quoted market price of the Company's common stock.

     Had the Company elected to recognize compensation cost for stock options based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) per share would have reflected the proforma amounts indicated below:

                                                      2000         1999
                                                  ----------  ------------

        Net loss as reported                      $(587,475)  $(1,141,821)
        Proforma as reported                      $(732,539)  $(1,179,511)
            Basic and diluted net loss per share  $   (0.01)  $     (0.02)


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

13.   STOCK  OPTIONS,  CONTINUED
      --------------------------

     The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2000:

     Dividend yield               0.0%      0.0%
     Expected volatility         80.0%     80.0%
     Risk-free interest rate      6.3%      6.0%
     Expected holding period  2 years   2 years

     All outstanding stock options are currently exercisable. A summary of outstanding stock options at December 31, 2000 follows:

      NUMBER OF    REMAINING
     COMMON STOCK  CONTRACTUAL        EXERCISE
     EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)  PRICE
     ------------  ---------------  ------------  ------
        4,000,000    August 2001             0.7  $ 0.05
          250,000    August 2001             0.7    0.10
           30,000    October 2001            0.8    0.68
          550,000    December 2001           1.0    0.10
          200,000    March 2002              1.3    0.25
          250,000    January 2002            1.1    0.25
          420,000    March 2002              1.3    0.50
          300,000    March 2004              3.3    0.50
          500,000    May 2002                1.4    0.53
        1,000,000    June 2003               2.5    0.30
          450,000    October 2003            2.8    0.20
     ------------

        7,950,000
     ============

14.   RELATED  PARTY  TRANSACTIONS
      ----------------------------

     During the years ended December 31, 2000 and 1999, the Company engaged in certain related party transactions as follows:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

14.   RELATED  PARTY  TRANSACTIONS,  CONTINUED
      ----------------------------------------


                                            2000      1999
                                          --------  --------

     Direct financing leases with
       officers and directors of EIP:

       Total lease contract amount        $ 3,792   $ 3,792

       Balance of lease receivable at
         year end                         $     -   $   248

       Interest rate                           15%       15%

     Interest incurred on long-term debt
       to former parent of EIP            $10,699   $27,044

     During 1999 the Company began subleasing office space from a company 100% owned by the Company's president. The sublease is on a month-to-month basis and provides for monthly payments of $2,343. Total rent expense recognized with respect to this lease during 2000 and 1999 was $28,116 during each year.

15.   LITIGATION
      ----------

     The Company is not currently involved in any litigation.


16.   SEGMENT  AND  GEOGRAPHIC  INFORMATION
      -------------------------------------

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers.

     The Company currently operates in the telecommunications/data transmission, internet service and travel sectors and is actively seeking additional qualified businesses to acquire. The Company's four reportable segments are based upon geographic area and type of business. All subsidiaries in Estonia currently operate with the Estonian kroon as their functional currency.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

16.   SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
      -------------------------------------------------

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, and income taxes.

     Following  is  a  summary  of  segment  information:

                                       2000         1999
                                    ----------  ------------

      Net Revenue:
        United States - Corporate and
          Internet Commerce               $ 100,649   $    13,689
        United States - Travel Services      82,908             -
        Estonia - Internet Service          221,605             -
        Estonia - Telecommunications and
          Contract Software Development     238,088             -
                                          ----------  ------------

          Total net revenue               $ 643,250   $    13,689
                                          ==========  ============


      Depreciation and Amortization:
        United States - Corporate and
          Internet Commerce               $     667   $       238
        United States - Travel Services       7,376             -
        Estonia - Internet Service           24,918             -
        Estonia - Telecommunications and
          Contract Software Development      12,726             -
                                          ----------  ------------

          Total depreciation and
            amortization                  $  45,687   $       238
                                          ==========  ============


      Income (Loss) from Operations:
        United States - Corporate and
          Internet Commerce               $(605,239)  $(1,130,954)
        United States - Travel Services     (43,814)            -
        Estonia - Internet Service          (62,185)            -
        Estonia - Telecommunications and
          Contract Software Development      18,890             -
                                          ----------  ------------

          Total loss from operations      $(692,348)  $(1,130,954)
                                          ==========  ============


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

16.   SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
      -------------------------------------------------

      Assets:
      United States - Corporate and
          Internet Commerce               $297,772  $108,446
        United States - Travel Services    140,942         -
        Estonia - Internet Service         196,509         -
        Estonia - Telecommunications and
          Contract Software Development    252,826         -
                                          --------  --------

          Total assets                    $888,049  $108,446
                                          ========  ========


      Capital Expenditures:
        United States - Corporate and
          Internet Commerce               $      -  $  3,701
        United States - Travel Services      8,092         -
        Estonia - Internet Service             387         -
        Estonia - Telecommunications and
          Contract Software Development     10,511         -
                                          --------  --------

          Total capital expenditures      $ 18,990  $  3,701
                                          ========  ========


      Long-Lived Assets:
        United States - Corporate and
          Internet Commerce               $  2,513  $  3,701
        United States - Travel Services      9,504         -
        Estonia - Internet Service          85,379         -
        Estonia - Telecommunications and
          Contract Software Development     24,821         -
                                          --------  --------

          Total long-lived assets         $122,217  $  3,701
                                          ========  ========