Form 10QSB
period 2001-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2001-05-15
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   STATE  THE  NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
      COMMON  EQUITY,  AS  OF  MAY 9, 2001, THERE WERE 76,721,412 SHARES OF
                           COMMON STOCK  OUTSTANDING.

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



                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

Unaudited  Consolidated  Condensed  Financial
  Statements:

  Consolidated  Condensed  Balance  Sheet  as  of
    March  31,  2001  and  December  31,  2000                             F-3

  Unaudited  Consolidated  Condensed  Statement
    of  Operations  for  the  three  months  ended
    March  31,  2001  and  2000                                            F-4

  Unaudited  Consolidated  Condensed  Statement
    of  Stockholders'  Equity  for  the  three
    months  ended  March  31,  2001                                        F-5

  Unaudited  Consolidated  Condensed  Statement
    of  Cash  Flows  for  the  three  months  ended
    March  31,  2001  and  2000                                            F-6

Selected  Notes  to  Unaudited  Consolidated
  Condensed  Financial  Statements                                         F-7

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                    __________


                                                      MARCH 31,     DECEMBER 31,
                                                         2001           2000
     ASSETS                                          (UNAUDITED)       (NOTE)
     ------                                          ------------  --------------
Current assets:
  Cash and cash equivalents                          $   188,132   $     179,915
  Accounts receivable, net                                65,500          70,503
  Inventory                                              100,295         157,282
  Prepaid expenses and other                               7,335           6,696
                                                     ------------  --------------

    Total current assets                                 361,262         414,396

Cost in excess of net assets of
  acquired businesses, net                               268,982         351,436

Furniture and equipment, net                             141,823         122,217
                                                     ------------  --------------

      Total assets                                   $   772,067   $     888,049
                                                     ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Note payable                                       $    46,671   $       5,151
  Accounts payable and accrued liabilities               119,074          97,549
                                                     ------------  --------------

    Total current liabilities                            165,745         102,700

Long-term debt                                            11,500          12,500

Minority interest                                          1,610               -

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 76,721,412 and 76,251,412
    shares issued and outstanding at March 31, 2001
    and December 31, 2000, respectively                   76,721          76,251
  Additional paid-in capital                           4,024,141       3,956,301
  Unissued common stock                                   52,865         150,365
  Accumulated deficit                                 (3,559,685)     (3,408,292)
  Accumulated other comprehensive loss                      (830)         (1,776)
                                                     ------------  --------------

      Total stockholders' equity                         593,212         772,849
                                                     ------------  --------------

        Total liabilities and stockholders'
          equity                                     $   772,067   $     888,049
                                                     ============  ==============

Note: The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes


                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   __________

                                                  THREE  MONTHS  ENDED
                                                       MARCH  31,
                                               --------------------------
                                                   2001          2000
                                               ------------  ------------
Revenue:
  Booking revenue                              $    40,436   $         -
  Service revenue                                  120,474             -
  Merchandise sales                                104,953        15,960
                                               ------------  ------------

    Total revenue                                  265,863        15,960
                                               ------------  ------------

Costs and expenses:
  Cost of merchandise sold                          60,542         6,387
  Supplies and materials                            73,188             -
  Stock and option based compensation                    -        10,000
  Operating and general expenses                   264,498       142,322
  Amortization of cost in excess of net
    assets of businesses acquired                    4,919             -
  Depreciation expense                              18,328           237
                                               ------------  ------------

    Total costs and expenses                       421,475       158,946
                                               ------------  ------------

Loss from operations                              (155,612)     (142,986)
                                               ------------  ------------

Other income (expense):
  Interest income                                    1,058           475
  Other income (expense)                              (361)          682
  Interest expense                                    (540)            -
                                               ------------  ------------

    Other income, net                                  157         1,157
                                               ------------  ------------

      Loss from continuing operations before
        minority interest                         (155,455)     (141,829)
                                               ------------  ------------

Minority interest                                    4,062             -
                                               ------------  ------------

        Loss from continuing operations           (151,393)     (141,829)
                                               ------------  ------------

Discontinued operations:
  Loss from operation of discontinued
    business segment                                     -        (7,982)
                                               ------------  ------------

      Income (loss) from discontinued
        operations                                       -        (7,982)
                                               ------------  ------------

Net loss                                       $  (151,393)  $  (149,811)
                                               ============  ============

Basic and dilutive net loss per common
  share:
  Continuing operations                        $     (0.00)  $     (0.00)
  Discontinued operations                                -         (0.00)
                                               ------------  ------------

    Total                                      $     (0.00)  $     (0.00)
                                               ============  ============

Weighted average shares outstanding             76,486,142    70,891,802
                                               ============  ============


                             See accompanying notes

                                      FIRST CAPITAL INTERNATIONAL, INC.
                     UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                              __________


                                                                                      ACCUMULATED
                                                   ADDITIONAL  UNISSUED                   OTHER       TOTAL
                                  COMMON STOCK      PAID-IN     COMMON    ACCUMULATED COMPREHENSIVE STOCKHOLDERS'
                                SHARES    AMOUNT    CAPITAL      STOCK      DEFICIT       LOSS       EQUITY
                              ----------  -------  ----------  ---------  ------------  --------  ----------
Balance at December 31, 2000  76,251,412  $76,251  $3,956,301  $150,365   $(3,408,292)  $(1,776)  $ 772,849

Net loss                               -        -           -         -      (151,393)        -    (151,393)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                      -        -           -         -             -       946         946
                                                                                                  ----------

Comprehensive income                                                                               (150,447)
                                                                                                  ----------

Common stock issued for cash     360,000      360      44,640         -             -         -      45,000

Common stock issued to ac-
  quire TGK-Link AS              100,000      100      20,210         -             -         -      20,310

Common stock issued for
  services                        10,000       10       2,990         -             -         -       3,000

Purchase price adjustment on
  acquisition of Flamingo
  Travel, Inc.                         -        -           -   (97,500)            -         -     (97,500)
                              ----------  -------  ----------  ---------  ------------  --------  ----------

Balance at March 31, 2000     76,721,412  $76,721  $4,024,141  $ 52,865   $(3,559,685)  $  (830)  $ 593,212
                              ==========  =======  ==========  =========  ============  ========  ==========


                             See accompanying notes

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________

                                            THREE  MONTHS  ENDED
                                                MARCH  31,
                                           ----------------------
                                             2001        2000
                                           ---------  -----------
                                                      (RESTATED)
Cash flows from operating activities       $(43,311)  $  (27,288)
                                           ---------  -----------

Cash flows from investing activities:
  Acquisition of furniture and equipment     (2,136)           -
  Acquisition of TGK-Link AS                (10,275)           -
                                           ---------  -----------

    Net cash required by investing
      activities                            (12,411)           -
                                           ---------  -----------

Cash flows from financing activities:
  Proceeds from sale of common stock         45,000      305,000
  Proceeds from notes payable                23,020        3,243
  Payments on notes payable                  (1,000)           -
                                           ---------  -----------

    Net cash provided by financing
      activities                             67,020      308,243
                                           ---------  -----------

Effects of exchange rate changes on cash     (3,081)        (195)
                                           ---------  -----------

Net increase in cash and cash equivalents     8,217      164,922

Cash and cash equivalents, beginning
  of period                                 179,915      115,838
                                           ---------  -----------

Cash and cash equivalents, end of period   $188,132   $  280,760
                                           =========  ===========


                             See accompanying notes

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2000 and 1999. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


2.   ACQUISITION  OF  TGK-LINK  AS  ("TGK")
     --------------------------------------

     On January 12, 2001, the Company acquired 65% of TGK, an Estonian public limited company that provides voice-over-internet-protocol ("VOIP") and INTERNET banking services in Estonia. The total purchase price was approximately $35,000 based on the issuance of 100,000 shares of the Company's common stock and the payment of $15,000 in cash. In connection with the acquisition of TGK, the Company committed to provide up to $150,000 of additional investment in the ongoing activities of TGK in equal monthly payments over the eight months following the acquisition. The purchase agreement for TGK also includes a provision for the Company, twenty- four months after the acquisition, to have the right of first refusal to acquire an additional 25% of TGK, based on a profits formula.

     Following is a summary of assets acquired and liabilities assumed in the purchase of TGK that occurred during the quarter ended March 31, 2001:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


2.   ACQUISITION  OF  TGK-LINK  AS  ("TGK")  CONTINUED
     -------------------------------------------------

     Assets  acquired:
       Fair  value  of  tangible
         assets  acquired                  $   43,863
       Excess  of  cost  over  net
       assets  of  business  acquired          29,777
                                           ----------

         Total  assets  acquired               73,640

     Cash  paid  or  payable, net of
       cash  acquired                          10,275
     Market  value  of  common stock
       issued  or  issuable                    20,310
                                           ----------

     Liabilities  assumed  and
       minority  interest                  $   43,055
                                           ==========


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


4.   SEGMENT  AND  GEOGRAPHIC  INFORMATION
     -------------------------------------

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also established standards for related disclosures about products, geographic areas and major customers.

     The Company currently operates in the telecommunications/data transmission, internet service and travel sectors and is actively seeking additional qualified businesses to acquire. The Company's four reportable segments are based upon geographic area and type of business. All subsidiaries in Estonia currently operate with the Estonian kroon as their functional currency.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


4.   SEGMENT  AND  GEOGRAPHIC  INFORMATION  (CONTINUED)
     --------------------------------------------------

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual financial statement. The Company evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, and income taxes.

     Following  is  a  summary  of  segment  information:


                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                                       2001        2000
                                    ----------  ----------
Net Revenue:
  United States - corporate and
    internet commerce               $ 106,128   $  17,117
  United States - travel services      40,436           -
  Estonia - internet service           36,961           -
  Estonia - telecommunications and
    contract software development      82,338           -
                                    ----------  ----------

    Total net revenue               $ 265,863   $  17,117
                                    ==========  ==========

Depreciation and amortization
  United States - corporate and
    internet commerce               $     317   $     237
  United States - travel services         404           -
  Estonia - internet service           11,893           -
  Estonia - telecommunications and
    contract software development      10,633           -
                                    ----------  ----------

    Total depreciation and
      amortization                  $  23,247   $     237
                                    ==========  ==========

Income (loss) from operations:
  United States - corporate and
    internet commerce               $(116,379)  $(141,829)
  United States - travel services       6,452           -
  Estonia - internet service          (32,787)          -
  Estonia - telecommunications and
    contract software development     (12,898)          -
                                    ----------  ----------

    Total loss from operations      $(155,612)  $(141,829)
                                    ==========  ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

4.   SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
     -------------------------------------------------

                                      MARCH 31   DECEMBER 31
                                        2001         2000
                                      ---------  ------------

Long-Lived Assets:
  United States - corporate and
    internet commerce                 $   2,282  $      2,513
  United States - travel services         1,668         9,504
  Estonia - internet service             77,072        85,379
  Estonia - telecommunications and
       contract software development     60,801        24,821
                                      ---------  ------------

    Total long-lived assets           $ 141,823  $    122,217
                                      =========  ============

Assets:
  United States - corporate and
    internet commerce                 $ 212,892  $    297,772
  United States - travel services        33,829       140,942
  Estonia - internet service            187,224       196,509
  Estonia - telecommunications and
    contract software development       338,121       252,826
                                      ---------  ------------

    Total assets                      $ 772,067  $    888,049
                                      =========  ============

Capital Expenditures:
  United States - corporate and
    internet commerce                 $      86  $          -
  United States - travel services             -             -
  Estonia - internet service                517             -
  Estonia - telecommunications and
    contract software development         1,533             -
                                      ---------  ------------

    Total capital expenditures        $   2,136  $          -
                                      =========  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following description of our financial position and results of operations should be read in conjunction with our Financial Statements and the Notes to Financial Statements contained in this report on Form 10-QSB.

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

     In January, 2001 we acquired a 65% of the equity of TGK-LINK AS, an Estonia based VoIP company with extensive relationships within the local corporate marketplace. TGK-LINK also acts as the ``Global One'' service Representative in Estonia, providing data transmission to the banking sector in Estonia. In the past several years TGK-LINK has been involved in the ``Smart Card'' technology development and Service Applications within the Baltic Regional Markets.

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

     www.Andevis.ee. In July 2000, we acquired an Internet solutions company, AS Andevis We believe that this acquisition will contribute revenues in excess of $300,000 to year 2001 operating results. Andevis has been in business since 1992 and provides Internet and database solutions, for European clients. Andevis employs 15 experienced programmers, and includes the designation of Oracle certified specialist among its capabilities. We plan to use Andevis to develop our own Baltic Region capabilities, as a solutions provider in the U.S. and to support our internal telecommunications operations in the Baltic Region.

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

     In January 2001, we acquired 65% TGK-LINK AS, a local VoIP Provider in Estonia. This transaction will enable us to acquire the local technical expertise needed for our VoIP Operations and the initial hardware equipment for our VoIP operations. In February 2001, TGK-LINK signed an Agreement with a leading U.S. VoIP company, I-BASIS, to provide hardware and full logistic support for the VoIP Service beyond Estonia.

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

GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $587,475 and $1,141,821 during the years ended December 31, 2000 and 1999, respectively. We had negative cash flows from operations of $605,374 and $440,781 during the years ended December 31, 2000 and 1999. During the first quarter of 2001, we incurred net losses of $151,393, and had a negative cash flow from operations of $43,311. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

- Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

-    Our  ability  of  to  acquire  or  internally  develop  viable  businesses

- Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations

     As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2000 and 1999, indicating that substantial doubt exists about our ability to continue as a going concern.

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

Recurring losses have resulted in an accumulative deficit of $3,408,292 at December 31, 2000, and $3,559,685 at March 31, 2001. Revenues for quarter ended March 31, 2001 were $265,863 compared to revenues of $15,960 for quarter ended March 31, 2000. Our revenue increase is a direct result of acquisitions and our efforts to refocus our business in the telecommunications and data transmission sectors. Our new focus has resulted in our purchase of businesses that we feel can improve our operating results. Losses in the quarters ended March 31, 2001 and 2000 were attributable primarily to our Internet activities and the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

     Acquisition activities and business development resulted in corporate headquarters accounting for approximately 99% of our total net loss in the quarters ended March 31, 2001 and 2000.

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

RESULTS  OF  OPERATIONS

     We  had  a  plan  to  dispose of all of our leasing operations, and in July
2000, we sold EIP for $10,000 cash and recognized a gain of $131,421 on the sale. The operations of the discontinued leasing operation were presented as a single line item in our audited financial statements for the year ended December 31, 2000 as a gain (loss) from operations of discontinued leasing operations.

THE QUARTER ENDED MARCH 31, 2001 AS COMPARED TO THE QUARTER ENDED MARCH 31, 2000

     During the quarter ended March 31, 2001, our revenues from continuing operations were $265,863 as compared to $15,960 for the quarter ended March 31, 2000. The increase was a result of our acquisitions of www.FlamingoTravel.net, Anet Eesti AS, AS Andevis and AS TGK-Link, combined with merchandise sales on our www.MDGshop.com web site.

     During the quarter ended March 31, 2001, operating and general expenses increased by $122,176 or 86% as compared to the quarter ended March 31, 2000. This increase was made up of increases in personnel costs and in administrative expenses. The increases were attributable to the development of our internal structure to support growing operations and the acquisitions of www.FlamingoTravel.net, Anet Eesti AS, AS Andevis and AS TGK-Link.


     Depreciation expense and amortization of goodwill were $23,247 in quarter ended March 31, 2001 as compared to $237 the quarter ended March 31, 2000, because of the four businesses we acquired during 2000 and 2001. Each business had equipment and each acquisition included a cost that was in excess of the net assets acquired.


     During the quarter ended March 31, 2001, we had a net loss of $151,393 as compared to a net loss of $149,811 in the quarter ended March 31, 2000. Since March 31, 2000 we reduced stock and option based compensation charges, eliminated a high interest rate debt, sold one subsidiary and acquired four new businesses in the United States and Eastern Europe. All these factors contributed to the results of operations. Our losses during both quarters are attributable to our operations in the United States and Eastern Europe.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2001, we had cash resources of $188,132. We estimate that during nine months ending December 31, 2001, our cash requirements will be approximately $450,000, or $50,000 per month. We do not presently believe that we will have positive cash flow from operations in 2001 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made during the nine months ending December 31, 2001, if funds are available:
$150,000 for telecommunications and data transmission equipment; $100,000 for marketing expenses; and $250,000 for business development and acquisitions in Eastern and Central Europe.

     During the quarter ended March 31, 2001, we raised $45,000 in cash from the sale of our securities.

     We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

FOREIGN  CURRENCY  TRANSLATION  AND  INFLATION  ISSUES

     Foreign Currency Issues. The Estonian kroon ("EEK") is the functional currency for our Estonian subsidiaries. Small changes in the U.S. dollar/EEK exchange rate do not have a significant impact on our financial position or results of operations. However, declines in the value of the EEK generally reduce the value of our assets and cause deterioration our overall financial position. To stabilize the EEK, the government of Estonia has enacted monetary policy that "pegs" the exchange rate of the EEK to the German mark ("DEM") in the ratio of 8 EEK = 1 DEM. Because the exchange rate of the DEM is relatively stable against the U.S. dollar, the exchange rate of the EEK should also be expected to be relatively stable against the U.S. dollar. Because the EEK is the functional currency of our Estonian subsidiary under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52), assets and liabilities denominated in foreign functional currencies are generally translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. Therefore, we have exposure to foreign currency fluctuations and foreign government intervention such as a devaluation of the local currency, or a freeze of international transfer of funds. The Estonian Central Bank does not have the power to devalue the EEK, and technical fluctuations are restricted to 3%. However, a devaluation of the German Mark (DM) or the Euro could occur, with a resulting effect on the exchange rate of the EEK. The Estonian Central Bank has officially pegged the EEK at 8 EEK = 1 DM. Therefore, we are also subject to foreign currency risks related to the DM. Relative to the U.S. dollar, a declining EEK or DM would negatively impact the value, in U.S. dollars, of our transactions in Estonia. The Estonian Central Bank has also officially pegged to the Euro at 15.64 EEK = 1 Euro, which is considered the equivalent of the DM peg. Therefore, we are also subject to the same types of foreign currency risks related to the Euro. Relative to the U.S. dollar, a declining Euro would negatively impact the value, in U.S. dollars, of our transactions in Estonia.

     Our results of operations were improved when our functional currency changed from the U.S. dollar to the Estonian Kroon. Estonia's economy has a historically higher inflation rate than the United States economy. All currency losses associated with the translation of financial statements where the U.S. dollar is considered the functional currency, are reflected as losses in operations rather than as charges against stockholders' equity as is the case when the Estonian kroon is considered our functional currency

     Estonian Inflation Issues. Estonia does not have a highly inflationary economy at the present time, although in the recent past Estonia did have a highly inflationary economy. Since the early 1990's, Estonia has experienced a great amount of political and economic instability and inflation increased, but stabilized in 1999 through 2000. Accordingly, the government's monetary policy could come under pressure. If inflation increases, both the outlook for us and the effect of translation adjustments will negatively impact our financial position and results of operations. The Estonian Consumer Price Index growth rate has decreased to 0.2% in December 2000 from 0.8% in December, 1999. Estonia's imports in the year 2000 increased by approximately 43% over 1999. If Estonia experiences growing inflation, then Estonia's economy could be classified as a highly inflationary economy under generally accepted accounting principles. Under such circumstances, declines in the value of the EEK would be reflected in operations and would negatively impact our financial position and results of operations.


                           PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended March 31, 2001, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the quarter ended March 31, 2001, we issued 470,000 shares of our common stock, 100,000 as a part of our acquisition agreement with AS TGK-Link, 10,000 as a payment for services rendered and 360,000 to investors for cash. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. No options granted during this quarter.

This transaction was a private placement made in reliance on Section 4(2) of the Act.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

     NONE.


(B)  REPORTS  ON  FORM  8-K

     NONE.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   First  Capital  International,  Inc.


Date:  May  9,  2001               By:  /s/  Alex  Genin
                                   Alex  Genin
                                   Chief  Executive  Officer


Date:  May  9,  2001               By:  /s/  Joselito  H.  Sangel
                                   Joselito  H.  Sangel
                                   Vice  President  of  Finance