Form 10QSB
period 2001-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2001-08-14
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   STATE  THE  NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
     COMMON EQUITY, AS OF AUGUST 10, 2001, THERE WERE  78,801,412 SHARES OF
                           COMMON STOCK  OUTSTANDING.

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



                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED June 30, 2001 AND 2000
                                   (UNAUDITED)

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

Unaudited  Consolidated  Condensed  Financial
  Statements:

  Consolidated  Condensed  Balance  Sheet  as  of
    June 30,  2001  and  December  31,  2000                             F-3

  Unaudited  Consolidated  Condensed  Statement
    of  Operations  for  the  six  months  ended
    June 30,  2001  and  2000                                            F-4

  Unaudited  Consolidated  Condensed  Statement
    of  Stockholders'  Equity  for  the  six
    months  ended  June 30,  2001                                        F-5

  Unaudited  Consolidated  Condensed  Statement
    of  Cash  Flows  for  the  six  months  ended
    June 30,  2001  and  2000                                            F-6

Selected  Notes  to  Unaudited  Consolidated
  Condensed  Financial  Statements                                       F-7

                            FIRST CAPITAL INTERNATIONAL, INC.
                           CONSOLIDATED CONDENSED BALANCE SHEET
                                        __________

                                                        JUNE 30,         DECEMBER 31,
                                                          2001               2000
     ASSETS                                            (UNAUDITED)          (NOTE)
     ------                                          ---------------  -------------------
Current assets:
  Cash and cash equivalents                          $       82,272   $          179,915
  Accounts receivable, net                                   66,823               70,503
  Inventory                                                  97,427              157,282
  Prepaid expenses and other                                 13,167                6,696
                                                     ---------------  -------------------

    Total current assets                                    259,689              414,396

Cost in excess of net assets of
  acquired businesses, net                                  274,244              351,436

Furniture and equipment, net                                196,257              122,217
                                                     ---------------  -------------------

      Total assets                                   $      730,190   $          888,049
                                                     ===============  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Note payable                                       $       36,666   $            5,151
  Accounts payable and accrued liabilities                  182,144               97,549
                                                     ---------------  -------------------

    Total current liabilities                               218,810              102,700

Long-term debt                                               13,200               12,500

Minority interest                                             6,585                    -

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 78,801,412 and 76,251,412
    shares issued and outstanding at June 30, 2001
    and December 31, 2000, respectively                      78,801               76,251
  Additional paid-in capital                              4,183,751            3,956,301
  Unissued common stock                                      37,865              150,365
  Accumulated deficit                                    (3,817,486)          (3,408,292)
  Accumulated other comprehensive income (loss)               8,664               (1,776)
                                                     ---------------  -------------------

      Total stockholders' equity                            491,595              772,849
                                                     ---------------  -------------------

        Total liabilities and stockholders'
          equity                                     $      730,190   $          888,049
                                                     ===============  ===================

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

                              FIRST CAPITAL INTERNATIONAL, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                          __________


                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           2001          2000          2001          2000
                                       ------------  ------------  ------------  ------------
Revenue:
  Travel transactions                  $    22,051   $    42,696   $    62,487   $    42,696
  Internet service fees                    115,734        99,312       236,208        99,312
  Merchandise sales                         29,028        15,855       133,981        31,815
                                       ------------  ------------  ------------  ------------

    Total revenue                          166,813       157,863       432,676       173,823
                                       ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of merchandise sold                  17,102        11,782        77,644        18,169
  Cost of providing internet
    services                                     -        76,245             -        76,245
  Cost of traveling transactions                 -         7,489             -         7,489
  Supplies and materials                    68,789             -       141,977             -
  Stock and option based compensa-
    tion                                         -         8,000             -        18,000
  Operating and general expenses           315,102       225,459       579,600       367,543
  Amortization of cost in excess
    of net assets of businesses
    acquired                                 4,598             -         9,517             -
  Depreciation expense                      19,900             -        38,228             -
                                       ------------  ------------  ------------  ------------

    Total costs and expenses               425,491       328,975       846,966       487,446
                                       ------------  ------------  ------------  ------------

Loss from operations                      (258,678)     (171,112)     (414,290)     (313,623)
                                       ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                              651             -         1,709             -
  Other income (expense)                       465         6,999           104         7,681
  Interest expense                          (1,292)         (184)       (1,832)         (184)
                                       ------------  ------------  ------------  ------------

    Other income (expense), net               (176)        6,815           (19)        7,497
                                       ------------  ------------  ------------  ------------

      Loss from continuing opera-
        tions before minority
        interest                          (258,854)     (164,297)     (414,309)     (306,126)
                                       ------------  ------------  ------------  ------------

Minority interest                            1,053             -         5,115          -  _
                                       ------------  ------------  ------------  ------------

        Loss from continuing
          operations                      (257,801)     (164,297)     (409,194)     (306,126)
                                       ------------  ------------  ------------  ------------

Discontinued operations:
  Loss from operation of discon-
    tinued business segment                      -       (18,566)            -       (26,548)
  Gain on disposal of discontinued
    leasing division, including pro-
    vision of $2,000 for losses
    during the phase-out period                  -        38,837             -        38,837
                                       ------------  ------------  ------------  ------------

      Income (loss) from discon-
        tinued operations                        -        20,271             -        12,289
                                       ------------  ------------  ------------  ------------

Net loss                               $  (257,801)  $  (144,026)  $  (409,194)  $  (293,837)
                                       ============  ============  ============  ============

Basic and dilutive net loss per
  common share:
  Continuing operations                $     (0.00)  $     (0.00)  $     (0.01)  $     (0.00)
  Discontinued operations                     0.00          0.00             -          0.00
                                       ------------  ------------  ------------  ------------

    Total                              $     (0.00)  $     (0.00)  $     (0.01)  $     (0.00)
                                       ============  ============  ============  ============

Weighted average shares outstanding     77,941,192    73,091,142    77,213,667    71,991,742
                                       ============  ============  ============  ============

                             See accompanying notes

                                             FIRST CAPITAL INTERNATIONAL, INC.
                             UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                         __________


                                                                                             ACCUMULATED
                                                   ADDITIONAL    UNISSUED                       OTHER            TOTAL
                                COMMON     STOCK     PAID-IN      COMMON     ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                SHARES    AMOUNT     CAPITAL      STOCK        DEFICIT      INCOME (LOSS)       EQUITY
                              ----------  -------  -----------  ----------  -------------  ---------------  ---------------
Balance at December 31, 2000  76,251,412  $76,251  $ 3,956,301  $ 150,365   $ (3,408,292)  $       (1,776)  $      772,849

Net loss                               -        -            -          -       (409,194)               -         (409,194)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                      -        -            -          -              -           10,440           10,440
                                                                                                            ---------------

Comprehensive income                                                                                              (398,754)
                                                                                                            ---------------

Common stock issued for cash   2,390,000    2,390      143,210          -              -                -          145,600

Common stock issued to ac-
  quire TGK-Link AS              100,000      100       20,210          -              -                -           20,310

Common stock issued for
  services                        40,000       40        5,050          -              -                -            5,090

Common stock issued for
  Flamingo Travel                 20,000       20       14,980    (15,000)             -                -                -

Stock options issued for
  services                             -        -       44,000          -              -                -           44,000

Purchase price adjustment on
  acquisition of Flamingo
  Travel, Inc.                         -        -            -    (97,500)             -                -          (97,500)
                              ----------  -------  -----------  ----------  -------------  ---------------  ---------------

Balance at March 31, 2000     78,801,412  $78,801  $ 4,183,751  $  37,865   $ (3,817,486)  $        8,664   $      491,595
                              ==========  =======  ===========  ==========  =============  ===============  ===============

                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________


                                             SIX  MONTHS  ENDED
                                                 JUNE  30,
                                           ----------------------
                                              2001        2000
                                           ----------  ----------
(RESTATED)
Cash flows from operating activities       $(198,637)  $(302,357)
                                           ----------  ----------

Cash flows from investing activities:
  Acquisition of equipment                   (57,905)          -
  Acquisition of TGK-Link AS                 (10,275)          -
  Acquisition of Mediafon                     (7,281)          -
  Acquisition of Mainor Anet AS                    -     (25,000)
                                           ----------  ----------

    Net cash required by investing
      activities                             (75,461)    (25,000)
                                           ----------  ----------

Cash flows from financing activities:
  Proceeds from sale of common stock         145,600     505,000
  Proceeds from notes payable and long-
    term debt                                 33,215           -
  Payments on notes payable and long-
    term debt                                 (1,000)          -
  Proceeds from notes payable to a
    related party                                  -      11,373
                                           ----------  ----------

    Net cash provided by financing
      activities                             177,815     516,373
                                           ----------  ----------

Effects of exchange rate changes on cash      (1,360)          -
                                           ----------  ----------

Net increase (decrease) in cash and cash
  equivalents                                (97,643)    189,016

Cash and cash equivalents, beginning
  of period                                  179,915      67,193
                                           ----------  ----------

Cash and cash equivalents, end of period   $  82,272   $ 256,209
                                           ==========  ==========

                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2000 and 1999. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


2.   ACQUISITIONS
     ------------

     TGK  LINK  AS  ("TGK")
     ----------------------

     On January 12, 2001, the Company acquired 65% of TGK, an Estonian public limited company that provides voice-over-internet-protocol ("VOIP") and INTERNET banking services in Estonia. The total purchase price was approximately $35,000 based on the issuance of 100,000 shares of the Company's common stock and the payment of $15,000 in cash. In July 2001, the Company acquired the remaining 35% of TGK for $2,600.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________

2.   ACQUISITIONS,  CONTINUED
     ------------------------

     MEDIAFON
     --------

     On June 7, 2001, the Company acquired 51% of Mediafon, a Lithuanian close joint stock company that provides internet and VOIP services in Lithuania. The net purchase price was approximately $7,000 in cash and, although the Company has a 51% interest in Mediafon, its voting interest is only 49%. The Company may be required to make additional cash payments in connection with the Mediafon acquisition if Mediafon exceeds certain profit levels on existing business.

     Following is a summary of assets acquired and liabilities assumed in the purchases of TGK and Mediafon that occurred during the six months ended June 30, 2001:

                                                             MEDIAFON     TGK
                                                             ---------  --------
     Assets acquired:
       Fair value of tangible
         assets acquired                                     $  34,468  $ 43,863
       Excess of cost over net
       assets of business acquired                               9,810    29,777
                                                             ---------  --------

         Total assets acquired                                  44,278    73,640

     Cash paid or payable, net of
       cash acquired                                             7,281    10,275
     Market value of common stock
       issued or issuable                                            -    20,310
                                                             ---------  --------

     Liabilities assumed and
       minority interest                                     $  36,997  $ 43,055
                                                             =========  ========

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

     The Company currently operates in the telecommunications/data transmission, internet service and travel sectors and is actively seeking additional qualified businesses to acquire. The Company's five reportable segments are based upon geographic area and type of business. All subsidiaries in Estonia currently operate with the Estonian kroon as their functional currency. The Company's Lithuanian subsidiary operates using the Lithuanian litas as its functional currently.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual financial statement. The Company evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, and income taxes.

     Following  is  a  summary  of  segment  information:

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                ----------------------  ----------------------
                                       JUNE 30,                JUNE 30,
                                   2001        2000        2001        2000
                                ----------------------  ----------------------
Net Revenue:
  United States-corporate       $  29,193   $  15,855   $ 135,321   $  31,815
  United States-travel
    services                       22,051      42,696      62,487      42,696
  Estonia-internet service         28,902      99,312      65,863      99,312
  Estonia-telecommunications
    and contract software
    development                    79,652           -     161,990           -
  Lithuania-telecommunications      7,015           -       7,015           -
                                ----------  ----------  ----------  ----------

    Total net revenue           $ 166,813   $ 157,863   $ 432,676   $ 173,823
                                ==========  ==========  ==========  ==========


Income (loss) from operations:
  United States-corporate       $(185,369)  $(146,433)  $(301,748)  $(288,944)
  United States-travel
    services                      (21,433)    (12,770)    (14,981)    (12,770)
  Estonia-internet service        (36,820)    (11,909)    (69,607)    (11,909)
  Estonia-telecommunications
    and contract software
    development                   (16,111)          -     (29,009)          -
  Lithuania-telecommunications      1,055           -       1,055           -
                                ----------  ----------  ----------  ----------

    Total loss from operations  $ 258,678   $ 171,112   $ 414,290   $ 313,623
                                ==========  ==========  ==========  ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________

4.   SEGMENT  AND  GEOGRAPHIC  INFORMATION  (CONTINUED)
     --------------------------------------------------

                                   JUNE 30,    DECEMBER 31,
                                     2001          2000
                                   ---------  -------------
Assets:
  United States-corporate          $ 144,435  $     297,772
  United States-travel services       10,340        140,942
  Estonia-internet service           180,253        196,509
  Estonia-telecommunications and
    contract software development    345,867        252,826
  Lithuania-telecommunications        49,295           -  _
                                   ---------  -------------

    Total assets                   $ 730,190  $     888,049
                                   =========  =============

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

INTRODUCTION

     It is our current intent to grow through the continued development of our telecommunication, technology and data transmission operations, through internal growth and through acquisitions. We intend to make any business acquisitions by issuing common stock; however, we may need additional cash to complete acquisitions. If additional capital is needed, we will raise substantially all such funds from outside sources. We anticipate that most acquisitions we make during the next 12 months will be of operating entities with existing management in place.

     We are currently working on establishing VoIP and wireless Internet service applications in the Baltic Region. We are currently working being an Internet Service Provider ("ISP") to cable TV subscribers in Estonia. This will enable us to expand ISP and VoIP services in Estonia. We plan to use a similar business model to exploit markets in Eastern and Central Europe.

     In January, 2001 we acquired a 65% of the equity and in July 2001 we acquired the remaining 35% of the equity of TGK-LINK AS, an Estonia based VoIP company with extensive relationships within the local corporate marketplace. TGK-LINK also acts as the "Global One" service Representative in Estonia, providing data transmission to the banking sector in Estonia. In the past several years TGK-LINK has been involved in the "Smart Card" technology development and Service Applications within the Baltic Regional Markets.

     In June 2001 we acquired 51% of the equity of UAB Mediafon, a Lithuania based mobile telephone service marketing company. We established a joint VOIP/ISP service operations in Vilnius, Lithuania and believe that it can bring us a substantial origination and termination traffic within Lithuania and enhance our revenue stream. However, this requires some investments in hardware and marketing, and success of this venture depends on our ability to raise funds for our Lithuanian operations.

     We are developing contacts and exploring possibilities of expansion of our business to Russia and Ukraine thru possible acquisitions in the new technologies and communications sectors in these countries. This will open for us an opportunity to step into very large markets of Russia (population over 150 million people) and Ukraine (population over 50 million people).

     As a main new development, we have entered into a "smart house" technology market in the USA. Utilizing our extensive Internet/software expertise in the US and Estonia, we are developing a Home Command Center device (code name "Butler"). This device represents a combination of uniquely built computer with a touch screen monitor and a proprietary software package. We believe that the concept of this system will appeal to builders, high speed Internet providers and home security providers. We already produced several demo models and currently working on marketing alliances.

     www.3Dzip.com. In April 2000 we launched the formal operation of our www.3Dzip.com web site and subsequently received our first contract to provide 3-D web design services. At present, we are developing bids for several projects and are in the process of making proposals to various retail customers. These activities will be subject to our receiving funding.

     Anet Eesti AS. In April 2000, we acquired Anet Eesti AS (formerly known as AS Mainor Anet, an Internet service provider in Estonia. This ISP is expected to contribute about $150,000 per year in revenue to our consolidated income statement and has set the stage for additional acquisitions in the telecommunications and data transmission industry in Eastern and Central Europe. The management of Anet Eesti AS provides us with expertise and infrastructure for both present activities and future activities and acquisitions in the region.

     www.FlamingoTravel.net. In April 2000, we also acquired Flamingo Travel, Inc., an existing U.S. travel agency with online operations at www.flamingotravel.net. This acquisition will allow us to enter into the lucrative e-travel business and will provide increased exposure of our web sites to travel consumers in various regions throughout the world.

     www.MDGshop.com. We are actively pursuing brand recognition of merchandise offered at this site. At present, the site generates gross sales of $6,000 to $12,000 per month without related increases in our advertising costs. We have completed the selection of vendors to supply our site and these vendors are now prepared to provide our customers with luxury items that we have picked for sale at our web site. Our current plan requires additional marketing personnel, as well as additional advertising expenditures. We plan to conduct showings with certain major retail chains to promote our luxury goods and will be attempting to negotiate formal agreements to sell "Marchese di Genin" branded items through these major retail chains.

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

     Our major efforts during the first half of the year 2001 have been to establish Voice over IP ("VoIP") telecommunications services in Eastern Europe. We intend to sell off our Internet web sites as we focus on the Baltic, Eastern and Central European telecommunications and data transmission market.

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

     During November and December 2000, our wholly-owned subsidiary, Anet Eesti, leased a separate direct broadband line to Helsinki, Finland in order to have broadband access for our VoIP service. We are negotiating joint ventures in Eastern Europe. We expect to have a majority interest in these joint ventures. These joint ventures, if successfully negotiated, will allow us to offer data/voice transmission service in that region. We anticipate generating long distance data/voice traffic in excess of 3,000,000 minutes per month from these joint ventures. However, the success of Anet Eesti and the related joint ventures is dependent on our ability to raise funds to finance our growth.

     Our stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange, Xetra Stock Exchange (Germany) and the NEWEX Stock Exchange (Austria). This will allow the Company to expand its abilities to raise funds through the expansive European investment communities.

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

     We currently plan to increase the number of our employees by hiring an operations manager. Expansion of our work force and support of our current operations will be financed from sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.

GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $409,194 and $293,837 during the six months ended June 30, 2001 and 2000, respectively. We had negative cash flows from operations of $198,637 and $302,357 during the six months ended June 30, 2001 and 2000. During the six months of 2001, we incurred net losses of $409,194, and had a negative cash flow from operations of $198,637. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

Recurring losses have resulted in an accumulative deficit of $3,408,292 at December 31, 2000, and $3,817,486 at June 30, 2001. Revenues for the six months ended June 30, 2001 were $432,676 compared to revenues of $173,823 for the six months ended June 30, 2000. Our revenue increase is a direct result of acquisitions and our efforts to refocus our business in the telecommunications and data transmission sectors. Our new focus has resulted in our purchase of businesses that we feel can improve our operating results. Losses in the six months ended June 30, 2001 and 2000 were attributable primarily to our Internet activities and the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

     Acquisition activities and business development resulted in corporate headquarters accounting for approximately 73% and 93% of our total net loss in the six months ended June 30, 2001 and 2000, respectively.

COMPETITION

     Through the capabilities of our subsidiaries, TGK-Link, Anet Eesti and Mediafon, we can become a major VoIP provider in the Baltic Region. Estonia is a newly deregulated telecommunications market. We have four major competitors in
Estonia: Eesti Telefon (a traditional phone company and the former phone monopoly), Tele2, Uninet and STV. Our competitive advantage in the average retail price for outbound VoIP ranges from 6% lower than Tele2 to 80% lower than Eesti Telefon.

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

THE SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

     During the six months ended June 30, 2001, our revenues from continuing operations were $432,676 as compared to $173,823 for the six months ended June 30, 2000. The increase was a result of our acquisitions of AS Andevis, AS TGK-Link, and Mediafon combined with merchandise sales on our www.MDGshop.com web site.

     During the six months ended June 30, 2001, operating and general expenses increased by $212,057 or 57.70% as compared to the six months ended June 30, 2000. This increase was made up of increases in personnel costs and in administrative expenses. The increases were attributable to the development of our internal structure to support growing operations and the acquisitions of AS Andevis, AS TGK-Link, and Mediafon.

     Depreciation expense and amortization of goodwill were $47,745 in the six months ended June 30, 2001 as compared to $0 in the six months ended June 30, 2000, and the increase is directly related to three businesses we acquired since June 30, 2001. Each business had equipment and each acquisition included a cost that was in excess of the net assets acquired.

     During the six months ended June 30, 2001, we had a net loss of $409,194 as compared to a net loss of $293,837 in the six months ended June 30, 2000. Since June 30, 2000 we reduced stock and option based compensation charges, eliminated a high interest rate debt, sold one subsidiary and acquired three new businesses in the United States and Eastern Europe. All these factors contributed to the results of operations. Our losses during both quarters are attributable to our operations in the United States and Eastern Europe.

THE THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

     During the three months ended June 30, 2001, our revenues from continuing operations were $166,813 as compared to $157,863 for the three months ended June 30, 2000.

     During the three months ended June 30, 2001, operating and general expenses increased by $89,643 or 39.76% as compared to the three months ended June 30, 2000. This increase was made up of increases in personnel costs and in administrative expenses. The increases were attributable to the development of our internal structure to support growing operations and the acquisitions of AS Andevis, AS TGK-Link, and Mediafon.

     Depreciation expense and amortization of goodwill were $24,498 in the three months ended June 30, 2001 as compared to $0 in the three months ended June 30, 2000. This increase is directly related to three businesses we acquired since June 30, 2001. Each business had equipment and each acquisition included a cost that was in excess of the net assets acquired.

     During the three months ended June 30, 2001, we had a net loss of $257,801 as compared to a net loss of $144,026 in the three months ended June 30, 2000. Since June 30, 2000 we reduced stock and option based compensation charges, eliminated a high interest rate debt, sold one subsidiary and acquired three new businesses in Eastern Europe. All these factors contributed to the results of operations. Our losses during both quarters are attributable to our operations in the United States and Eastern Europe.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2001, we had cash resources of $82,272. We estimate that during six months ending December 31, 2001, our cash requirements will be approximately $300,000, or $50,000 per month. We do not presently believe that we will have positive cash flow from operations in 2001 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made during the six months ending December 31, 2001, if funds are available: $100,000 for telecommunications and data transmission equipment; $100,000 for marketing expenses; and $150,000 for business development and acquisitions in Eastern and Central Europe.

     During the six months ended June 30, 2001, we raised $145,000 in cash from the sale of our securities.

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


                           PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended June 30, 2001, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the three months ended June 30, 2001, we issued 2,080,000 shares of our common stock, 20,000 as a part of our acquisition agreement with Flamingo
Travel, 30,000 as a bonus to employees and 2,030,000 to investors for cash. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. No options granted during this quarter.

This transaction was a private placement made in reliance on Section 4(2) of the Act.

During the three months ended June 30, 2001, we granted options to purchase up to 550,000 shares of common stock to our employees and directors. These options are immediately exercisable at an exercise price of $0.08 per share and expire April 16, 2004.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

     NONE.


(B)  REPORTS  ON  FORM  8-K

     NONE.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   First  Capital  International,  Inc.


Date:  August 10, 2001             By:  /s/  Alex Genin
                                        ------------------------------
                                        Alex Genin
                                        Chief  Executive  Officer,
                                        Acting Chief Financial Officer