Form 10QSB
period 2001-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2001-11-14
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   STATE  THE  NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
     COMMON EQUITY, AS OF NOVEMBER 11, 2001, THERE WERE  84,901,012 SHARES OF
                           COMMON STOCK  OUTSTANDING.

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




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________


                                                  PAGE(S)
                                                  -------
Unaudited Consolidated Condensed Financial
  Statements:

  Consolidated Condensed Balance Sheet as of
    September 30, 2001 and December 31, 2000      F-3

  Unaudited Consolidated Condensed Statement
    of Operations for the three months and nine
    months ended September 30, 2001 and 2000      F-4

  Unaudited Consolidated Condensed Statement
    of Stockholders' Equity for the nine months
    ended September 30, 2001                      F-5

  Unaudited Consolidated Condensed Statement
    of Cash Flows for the nine months ended
    September 30, 2001 and 2000                   F-6

Selected Notes to Unaudited Consolidated
  Condensed Financial Statements                  F-7

                                   FIRST CAPITAL INTERNATIONAL, INC.
                                 CONSOLIDATED CONDENSED BALANCE SHEET
                                              __________


                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                         2001           2000
     ASSETS                                                           (UNAUDITED)      (NOTE)
                                                                    --------------  ------------
Current assets:
  Cash and cash equivalents                                         $      22,865   $   179,915
  Accounts receivable, net                                                125,114        70,503
  Inventory                                                                87,976       157,282
  Prepaid expenses and other                                               14,289         6,696
                                                                    --------------  ------------

    Total current assets                                                  250,244       414,396

Cost in excess of net assets of
  acquired businesses, net                                                272,211       351,436

Furniture and equipment, net                                              159,619       122,217
                                                                    --------------  ------------

      Total assets                                                  $     682,074   $   888,049
                                                                    ==============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------

Current liabilities:
  Note payable                                                      $      46,844   $     5,151
  Accounts payable and accrued liabilities                                219,786        97,549
                                                                    --------------  ------------

    Total current liabilities                                             266,630       102,700

Long-term debt                                                                  -        12,500

Minority interest                                                           5,017             -

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 81,891,412 and 76,251,412
    shares issued and outstanding at September 30,
    2001 and December 31, 2000, respectively                               81,891        76,251
  Additional paid-in capital                                            4,374,261     3,956,301
  Unissued common stock                                                    37,865       150,365
  Accumulated deficit                                                  (4,084,024)   (3,408,292)
  Accumulated other comprehensive income (loss)                               434        (1,776)
                                                                    --------------  ------------

      Total stockholders' equity                                          410,427       772,849
                                                                    --------------  ------------

        Total liabilities and stockholders'
          equity                                                    $     682,074   $   888,049
                                                                    ==============  ============

Note: The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                              FIRST CAPITAL INTERNATIONAL, INC.
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                         __________


                                         THREE  MONTHS  ENDED        NINE  MONTHS  ENDED
                                            SEPTEMBER  30,              SEPTEMBER  30,
                                      --------------------------  --------------------------
                                          2001          2000          2001         2000
                                      ------------  ------------  ------------  ------------
Revenue:
  Service fees                        $   174,599   $   149,870   $   410,807   $   249,182
  Merchandise sales                        50,248        11,365       184,228        43,180
                                      ------------  ------------  ------------  ------------

    Total revenue                         224,847       161,235       595,035       292,362
                                      ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of merchandise sold                 26,906         4,073       104,550        22,242
  Cost of providing services              141,969        66,542       283,946       142,787
  Stock and option based compensa-
    tion                                   27,600             -        92,690        18,000
  Operating and general expenses          293,594       309,109       768,863       628,675
  Amortization of cost in excess
    of net assets of businesses
    acquired                                4,564         5,312        14,081         5,312
                                      ------------  ------------  ------------  ------------

    Total costs and expenses              494,633       385,036     1,264,130       817,016
                                      ------------  ------------  ------------  ------------

Loss from operations                     (269,786)     (223,801)     (669,095)     (524,654)
                                      ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                             197             -         1,906             -
  Other income (expense)                      194           144           298         7,825
  Interest expense                         (1,901)         (173)       (3,733)         (357)
                                      ------------  ------------  ------------  ------------

    Other income (expense), net            (1,510)          (29)       (1,529)        7,468
                                      ------------  ------------  ------------  ------------

      Loss from continuing opera-
        tions before minority
        interest                         (271,296)     (223,830)     (670,624)     (517,186)

Minority interest                           1,568             -         6,683             -
                                      ------------  ------------  ------------  ------------

        Loss from continuing
          operations                     (269,728)     (223,830)     (663,941)     (517,186)
                                      ------------  ------------  ------------  ------------

Discontinued operations:
  Income (loss) from operation of
    discontinued business segments         20,413        20,549         5,432       (18,769)
  Gain (loss) on disposal of dis-
    continued business segments,
    including losses during the
    phase-out period                      (17,223)            -       (17,223)       38,837
                                      ------------  ------------  ------------  ------------

      Income (loss) from discon-
        tinued operations                   3,190        20,549       (11,791)       20,068
                                      ------------  ------------  ------------  ------------

Net loss                              $  (266,538)  $  (203,281)  $  (675,732)  $  (497,118)
                                      ============  ============  ============  ============

Basic and dilutive net loss per
  common share:
  Continuing operations               $     (0.00)  $     (0.00)  $     (0.01)  $     (0.00)
  Discontinued operations                    0.00          0.00         (0.00)         0.00
                                      ------------  ------------  ------------  ------------

    Total                             $     (0.00)  $     (0.00)  $     (0.01)  $     (0.00)
                                      ============  ============  ============  ============

Weighted average shares outstanding    80,312,825    74,532,158    78,246,720    73,571,481
                                      ============  ============  ============  ============


                             See accompanying notes

                                             FIRST CAPITAL INTERNATIONAL, INC.
                            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                        __________


                                                                                           ACCUMULATED
                                                    ADDITIONAL   UNISSUED                      OTHER           TOTAL
                                   COMMON STOCK      PAID-IN     COMMON     ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                SHARES     AMOUNT    CAPITAL      STOCK       DEFICIT      INCOME (LOSS)       EQUITY
                              -----------  -------  ----------  ---------  -------------  ---------------  ---------------
Balance at December 31, 2000  76,251,412   $76,251  $3,956,301  $150,365   $ (3,408,292)  $       (1,776)  $      772,849

Net loss                               -         -           -         -       (675,732)               -         (675,732)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                      -         -           -         -              -            2,210            2,210
                                                                                                           ---------------

Comprehensive income            (673,522)
                              -----------

Common stock issued for cash   5,390,000     5,390     290,210         -              -                -          295,600

Common stock issued to ac-
  quire TGK-Link AS              100,000       100      20,210         -              -                -           20,310

Common stock issued for
  services                       130,000       130      20,960         -              -                -           21,090

Stock options issued for
  services                             -         -      71,600         -              -                -           71,600

Common stock issued for
  Flamingo Travel                 20,000        20      14,980   (15,000)             -                -                -

Purchase price adjustment on
  acquisition of Flamingo
  Travel, Inc.                         -         -           -   (97,500)             -                -          (97,500)
                              -----------  -------  ----------  ---------  -------------  ---------------  ---------------

Balance at September 30,
  2000                        81,891,412   $81,891  $4,374,261  $ 37,865   $ (4,084,024)  $          434   $      410,427
                              ===========  =======  ==========  =========  =============  ===============  ===============


                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   __________


                                            NINE  MONTHS  ENDED
                                               SEPTEMBER  30,
                                           ----------------------
                                              2001        2000
                                           ----------  ----------
                                                       (RESTATED)
Cash flows from operating activities       $(382,193)  $(462,559)
                                           ----------  ----------

Cash flows from investing activities:
  Acquisition of equipment                   (57,905)          -
  Acquisition of TGK-Link AS                 (12,875)          -
  Acquisition of Mediafon                     (7,281)          -
  Acquisition of Mainor Anet AS                    -     (50,000)
                                           ----------  ----------

    Net cash required by investing
      activities                             (78,061)    (50,000)
                                           ----------  ----------

Cash flows from financing activities:
  Proceeds from sale of common stock         295,600     655,000
  Proceeds from notes payable and long-
    term debt                                  9,089      12,500
  Payments on notes payable and long-
    term debt                                 (1,000)           -
                                           ----------  ----------

    Net cash provided by financing
      activities                             303,689     667,500
                                           ----------  ----------

Effects of exchange rate changes on cash        (485)           -
                                           ----------  ----------

Net increase (decrease) in cash and cash
  equivalents                               (157,050)    154,941

Cash and cash equivalents, beginning
  of period                                  179,915      67,193
                                           ----------  ----------

Cash and cash equivalents, end of period   $  22,865   $ 222,134
                                           ==========  ==========


                             See accompanying notes.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the respective full years.

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

     Following is a summary of assets acquired and liabilities assumed in the purchases of TGK and Mediafon that occurred during the nine months ended September 30, 2001:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


2.     ACQUISITIONS,  CONTINUED
       ------------------------

                                    MEDIAFON     TGK
                                    ---------  --------
     Assets acquired:
       Fair value of tangible
         assets acquired            $  34,468  $ 43,863
       Excess of cost over net
       assets of business acquired      9,810    29,777
                                    ---------  --------

         Total assets acquired         44,278    73,640

     Cash paid or payable, net of
       cash acquired                    7,281    12,875
     Market value of common stock
       issued or issuable                   -    20,310
                                    ---------  --------

     Liabilities assumed and
       minority interest            $  36,997  $ 40,455
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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


4.     SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
       -------------------------------------------------

Following  is  a  summary  of  segment  information:

                                      THREE  MONTHS  ENDED     NINE  MONTHS  ENDED
                                     ----------------------  ----------------------
                                          SEPTEMBER  30,         SEPTEMBER  30,
                                        2001        2000        2001        2000
                                     ----------  ----------  ----------  ----------
     Net Revenue:
       United States-corporate       $  50,352   $  11,365   $ 185,673   $  43,180
       Estonia-internet service         81,099      78,659     146,961      95,735
       Estonia-telecommunications
         and contract software
         development                    73,418      71,211     235,408     153,447
       Lithuania-telecommunications     19,978            -     26,993            -
                                     ----------  ----------  ----------  ----------

         Total net revenue           $ 224,847   $ 161,235   $ 595,035   $ 292,362
                                     ==========  ==========  ==========  ==========


     Income (loss) from continuing
       operations:
       United States-corporate       $(221,988)  $(204,137)  $(525,265)  $(478,134)
       Estonia-internet service        (32,088)    (14,230)   (101,695)    (28,231)
       Estonia-telecommunications
         and contract software
         development                   (12,314)     (5,463)    (35,651)    (10,821)
       Lithuania-telecommunications     (3,338)           -     (1,330)           -
                                     ----------  ----------  ----------  ----------

         Total loss from continuing
           operations                $(269,728)  $(223,830)  $(663,941)  $(517,186)
                                     ==========  ==========  ==========  ==========

                                        SEPTEMBER 30,   DECEMBER 31,
                                             2001           2000
                                        --------------  -------------
     Assets:
       United States-corporate          $       96,592  $     297,772
       United States-travel services                 -        140,942
       Estonia-internet service                174,708        196,509
       Estonia-telecommunications and
         contract software development         344,383        252,826
       Lithuania-telecommunications             66,391              -
                                        --------------  -------------

         Total assets                   $      682,074  $     888,049
                                        ==============  =============

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

INTRODUCTION

     It is our current intent to grow through the continued development of our Home Automation technology, telecommunication, and data transmission operations, through internal growth and through acquisitions. We intend to make any business acquisitions by issuing common stock; however, we may need additional cash to complete acquisitions. If additional capital is needed, we will raise substantially all such funds from outside sources. We anticipate that most acquisitions we make during the next 12 months will be of operating entities with existing management in place.

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

     As a main new development, we have entered into a "smart house" technology market in the USA. Utilizing our extensive Internet/software expertise in the US and Estonia, we are developing a Home Command Center device ("VIP Butler"). This device represents a combination of uniquely built computer with a touch screen monitor and a proprietary software package. We believe that the concept of this system will appeal to builders, high speed Internet providers and home security providers. We already sold several systems and currently working on marketing alliances.

     We are currently on the stage of Beta testing of our Home Automation System
- VIP Butler. The system allows you to control your home remotely from anywhere in the world, it has a built into the wall futuristic look, a touch screen command panel, it's fully Internet enabled and easy to operate. We believe that all these features can attract customers to our product.

     www.3Dzip.com. In April 2000 we launched the formal operation of our www.3Dzip.com web site and subsequently received our first contract to provide 3-D web design services. At present, we are looking for an opportunity to divest from website development business and currently in the process of making proposals to various retail customers in order to sell this website. These activities will be subject to our receiving funding.

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

     On September 30, 2001, we sold Flamingo Travel back to its management. Flamingo Travel was not fitting into technology concept of our business, and we believe that with new efforts on Home Automation system market we will try to divest ourselves from other business activities.

     www.MDGshop.com. We are actively pursuing brand recognition of merchandise offered at this site. At present, the site generates gross sales of $10,000 to $16,000 per month without related increases in our advertising costs. We have completed the selection of vendors to supply our products and these vendors are now prepared to provide our customers with luxury items that we have picked for sale at our web site. Our current plan requires additional marketing personnel, as well as additional advertising expenditures. We plan to conduct research to find alliances with certain major retail chains to promote our luxury goods and will be attempting to negotiate formal agreements to sell "Marchese di Genin" branded items through these major retail chains.

     www.LegalClaims.com. We are actively looking for partnerships and formal alliances with major law firms, in order to launch a marketing campaign and membership drive. At the present time, our site is being actively visited by the general public and our bulletin board is receiving a variety of legal questions from all over the world. However, we are currently unable to answer most of these postings due to a lack of the necessary legal specialists, who have the experience to respond to these postings. We are proceeding with a plan to sell this site to an appropriate buyer.

     www.Andevis.ee. In July 2000, we acquired an Internet solutions company, AS Andevis. We believe that this acquisition will contribute revenues in excess of $300,000 to year 2001 operating results. Andevis has been in business since 1992 and provides Internet and database solutions, for European clients. Andevis employs 15 experienced programmers, and includes the designation of Oracle certified specialist among its capabilities. Andevis is currently developing software package for our VIP Butler System. We plan to use them as a solutions provider in the U.S. and to support our internal telecommunications operations in the Baltic Region.

     Our major efforts during the second half of the year 2001 have been to develop and complete testing of our Home Automation System - VIP Butler - among several builders in Houston, Texas. Our current plan is to complete Beta Testing in 2001 and start marketing of our finished product in the beginning of 2002. Our initial sales efforts of VIP Butler System in the US show outstanding response and interest from local builders and integrators.

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

We intend to sell off our Internet web sites as we focus on the Home Automation technology; Baltic, Eastern and Central European telecommunications and data transmission market.


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

GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $675,732 and $497,118 during the nine months ended September 30, 2001 and 2000, respectively. We had negative cash flows from operations of $382,193 and $462,559 during the nine months ended September 30, 2001 and 2000. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

Recurring losses have resulted in an accumulative deficit of $3,408,292 at December 31, 2000, and $4,084,024 at September 30, 2001. Revenues for the nine months ended September 30, 2001 were $595,035 compared to revenues of $292,362 for the nine months ended September 30, 2000. The increase in our revenue is a direct result of acquisitions and our efforts to refocus our business in the technology, telecommunications and data transmission sectors. Our new focus has resulted in our purchase of businesses that we feel can improve our operating results. Losses in the nine months ended September 30, 2001 and 2000 were attributable primarily to the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

     Acquisition activities and business development resulted in corporate headquarters accounting for approximately 79% and 92% of our total net loss in the nine months ended September 30, 2001 and 2000, respectively.

COMPETITION

     Through the capabilities of our subsidiaries, TGK-Link, Anet Eesti and Mediafon, we have the opportunity to become a major VoIP provider in the Baltic Region. Estonia is a newly deregulated telecommunications market. We have four major competitors in Estonia: Eesti Telefon (a traditional phone company and the former phone monopoly), Tele2, Uninet and STV. Our competitive advantage in the average retail price for outbound VoIP ranges from 6% lower than Tele2 to 80% lower than Eesti Telefon.

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

THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     During the nine months ended September 30, 2001, our revenues from continuing operations were $595,035 as compared to $292,362 for the nine months ended September 30, 2000. The $302,673 increase was a result of our acquisitions of AS TGK-Link and Mediafon combined with merchandise sales on our www.MDGshop.com web site.

     During the nine months ended September 30, 2001, operating and general expenses increased by $140,188 or 22% as compared to the nine months ended September 30, 2000. This increase was made up of increases in personnel costs and in administrative expenses. The increases were attributable to the development of our internal structure to support growing operations and the acquisitions of AS TGK-Link and Mediafon.

     Depreciation expense and amortization of goodwill were approximately $75,000 in the nine months ended September 30, 2001 as compared to approximately $10,000 in the nine months ended September 30, 2000, and the increase is directly related to two businesses we acquired. Each business had equipment and each acquisition included a cost that was in excess of the net assets acquired.

     During the nine months ended September 30, 2001, we had a net loss of $675,732 as compared to a net loss of $497,118 in the nine months ended September 30, 2000. Since September 30, 2000 we reduced stock compensation, sold one subsidiary and acquired two new businesses in Eastern Europe. All these factors contributed to the results of operations. Our losses are attributable to our operations in both the United States and Eastern Europe.

THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     During the three months ended September 30, 2001, our revenues from continuing operations were $224,847 as compared to $161,235 for the three months ended September 30, 2000.

     During the three months ended September 30, 2001, operating and general expenses decreased by $15,515 or 5% as compared to the three months ended September 30, 2000. This decrease was made up of decreases in personnel costs and administrative expenses. The decreases were attributable to cost controls that we have in place to conserve capital.

     Depreciation expense and amortization of goodwill were $26,823 in the three months ended September 30, 2001 as compared to $5,000 in the three months ended September 30, 2000. This increase is directly related to the businesses we acquired since September 30, 2001. Each business had equipment and each acquisition included a cost that was in excess of the net assets acquired.

     During the three months ended September 30, 2001, we had a net loss of $266,538 as compared to a net loss of $203,281 in the three months ended September 30, 2000. Since September 30, 2000 we increased stock and option based compensation charges, sold one subsidiary and acquired two new businesses in Eastern Europe. All these factors contributed to the results of operations. Our losses are attributable to our operations in both the United States and Eastern Europe.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2001, we had cash resources of $22,865. We estimate that during three months ending December 31, 2001, our cash requirements will be approximately $150,000, or $50,000 per month. We do not presently believe that we will have positive cash flow from operations in 2001 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made during the three months ending December 31, 2001, if funds are available:
$100,000 for home automation technology, telecommunications and data transmission equipment; $100,000 for marketing expenses; and $150,000 for business development and acquisitions in Eastern and Central Europe.

     During the nine months ended September 30, 2001, we raised $295,000 in cash from the sale of our securities.

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

                           PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended September 30, 2001, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the three months ended September 30, 2001, we issued 3,090,000 shares of our common stock, 90,000 shares (the market value for these issuances ranged from $0.16 to $0.20 per share) as a bonus to employees and vendors and 3,000,000 to investors for cash totaling $150,000. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

This transaction was a private placement made in reliance on Section 4(2) of the Act.

During the three months ended September 30, 2001, we granted options to purchase up to 210,000 shares of common stock to our employees. These options are immediately exercisable at an exercise price between $0.01 and $0.10 per share and expire between September 2002 and September 2003.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   First  Capital  International,  Inc.


Date:  November 13, 2001            By:  /s/  Alex Genin
                                        ------------------------------
                                        Alex Genin
                                        Chief  Executive  Officer,
                                        Acting Chief Financial Officer