Form 10KSB
period 2001-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2002-04-01
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: DECEMBER 31, 2001
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

The Issuer's revenues for the year ended December 31, 2001 were $914,250. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 21, 2002, was $12,394,145. As of March 21, 2002, there were 87,324,702 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                  Page
PART  I

Item 1.     Description of Business                                 2

Item 2.     Properties                                              8

Item 3.     Legal Proceedings                                       8

Item 4.     Submission of Matters to a Vote of Security Holders     8

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters                             8

Item 6.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations        9

Item 7.     Financial Statements                                    14
                                                                    and F-1

Item 8.     Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                  14

PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of
            The Exchange Act                                        14

Item 10.    Executive Compensation                                  15

Item 11.    Security Ownership of Certain Beneficial Owners
            And Management                                          17

Item 12.    Certain Relationships and Related Transactions          18

Item 13.    Exhibits and Reports on Form 8-K                        19

                                     PART I

ITEM  1.          DESCRIPTION  OF  BUSINESS

INTRODUCTION

     We own and operate Home Automation technology and telecommunications businesses in the US and the Baltic Region.

     It is our current intent to grow through the continued development of our Home Automation technology operations. We intend to make any business acquisitions by issuing common stock; however, we may need additional cash to complete acquisitions. If additional capital is needed, we will raise substantially all such funds from outside sources. We anticipate that most acquisitions we make during the next 12 months will be of operating entities with existing management in place.

     As a main new development, we have entered into a "smart house" technology market in the USA. Utilizing our extensive Internet/software expertise in the US and Estonia, we have developed a Home Command Center device (VIP Systems(TM)). This device represents a combination of uniquely built computer with a touch screen monitor and a proprietary software package. We believe that the concept of this system will appeal to builders, high speed Internet providers and home security providers.

     We have four subsidiaries in Europe: Andevis AS - an Estonian Internet solutions company (98.8% acquired in July 2000); Anet Eesti AS - an Estonian
Internet provider (fully acquired in April 2000); UAB Mediafon - a Lithuanian mobile telephone service marketing company (51% acquired in June 2001); and TGK-Link AS - an Estonian Voice-over-IP company (fully acquired in July 2001).

     Our stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange, Xetra Stock Exchange (Germany) and the NEWEX Stock Exchange (Austria). This will allow the Company to expand its abilities to raise funds through the expansive European investment communities.

     In January 2001 we acquired a 65% of the equity and in July 2001 we acquired the remaining 35% of the equity of TGK-LINK AS, an Estonia based VoIP company with extensive relationships within the local corporate marketplace. TGK-LINK also acts as the "Global One" service representative in Estonia, providing data transmission to the banking sector in Estonia. In the past several years TGK-LINK has been involved in the "Smart Card" technology development and Service Applications within the Baltic Regional Markets.

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

     On September 30, 2001, we sold Flamingo Travel back to its management. Flamingo Travel was not fitting into technology concept of our business, and we believe that with new efforts on home automation market we will try to divest ourselves from other business activities.

     We continue development of Marchese di Genin brand through the Internet sales. At present, we generate gross sales of $10,000 to $16,000 per month without related increases in our advertising costs. We are now prepared to provide our customers with luxury items that we have picked for sale at our web site www.mdgshop.com. However, the change in company strategy calls for
      ---------------
concentration on the "smart house" technology and we are looking for an opportunity to discontinue these operations.

      We are currently on the stage of final testing of our home automation system - VIP Systems(TM). The System allows you to control your home remotely from anywhere in the world, it has a built into the wall futuristic look, a touch screen command panel, it's fully Internet enabled and easy to operate. We believe that all these features can attract customers to our product.

      We intend to start selling VIP Systems(TM) line in 2002 through our partnership network with CompUSA. We anticipate substantial increase in sales activities from our Home Automation business in the second half of 2002.

      In October 2001 we filed a US patent application for our VIP Systems with fully integrated software/hardware configuration and started assembling units for Beta testing, which was successfully completed in the last quarter of 2001. We started signing up premiere builders for the test site. The first contract for installation of VIP Systems(TM) was signed with one of the leading upscale Houston builders Kickerillo Homes in December 2001.

      Upon successful testing, we have developed partnership relations with Premise Systems, Inc., Nation's leader in Home Automation software industry, and signed an OEM Business Agreement on November 2, 2001. At the same time our software development team in Eastern Europe has completed the proprietary browsing interface that enabled us to incorporate all hardware/software solutions into a full home automation package.

     In February 2002 we signed a Nationwide agreement with a leading US retailer CompUSA to provide full 24/7 technical support and distribution throughout the US market.

     In November 2001 through our International Marketing efforts we signed a major contract in Russia to provide over 700 units for the leading upscale residential high-rise builder in Moscow. Currently this contract is under work and we are developing a new interface for the Russian market, and also looking for a supplier of remotely controlled electric switches that can handle instability of the Russian electrical current. We estimate that this contract will take another 6 months before all relevant obstacles can be overcome.

     In November 2001 we established a new dealership in San Antonio, Texas. Also, the company successfully participated in several Trade Shows: Consumer Electronics Show in Las Vegas, NV in January 2002; International Builders Show in Atlanta, GA and show in San Antonio, TX in February 2002; Electronic House Expo in Orlando, FL in March 2002. Our partnership with CompUSA transformed into a strong alliance under the CompUSA's Nationwide Program "Digital Living Partnership". Our Touch Screen system is playing a central role in the home automation environment marketing by CompUSA Nationwide.

     We  own and operate several web sites: Web design site www.3dzip.com, legal
                                                            -------------
directory  online  www.legalclaims.com, and 3D shopping mall www.plazaroyal.com.
                   -------------------                       ------------------
We intend to sell off our Internet web sites as we focus on the Home Automation Technology.

     References to us include First Capital International, Inc. and our subsidiaries, which are:

-    Andevis AS, which  is  a  software  subcontracting  firm.
-    TGK-LINK  AS,  which  is  a  VoIP  firm.
-    Anet  Eesti  AS  (formerly  AS  Mainor  Anet),  which  is  an  ISP.
-    UAB Mediafon, which is a mobile telephone service marketing company.
-    Ranger Car  Care  Corporation,  which  is  dormant.


BUSINESS  ACTIVITIES

     We are a home automation technology and telecommunications company. During the last half of the year 2001, we began transitioning from our U.S.-based Internet and telecommunications business model to the home automation technology model by developing a new home automation product VIP Systems(TM), which represents a complete unit with home control functions. We intend to sell off our Internet web sites as we focus on the home automation market.

FOREIGN  OPERATIONS

     Much of our target market is in Eastern and Central Europe, particularly Estonia and Lithuania. We operate in a part of the world which could be viewed as having a high potential for political, economic and military instability. For example, Estonia and Lithuania are near Russia. If the political situation in Russia worsened, a spill over effect into both countries could have adverse consequences for us. Other nations in the region have experienced instability. If such instability were to occur in Estonia or Lithuania, our business could be adversely affected. We have no insurance to cover political risks.

     Estonia and Lithuania do not have a highly inflationary economy now, although in the recent past they did have a highly inflationary economy. Both countries have experienced a great amount of political and economic instability and inflation increased after the separation from the Soviet Union, but then stabilized in 1999 through the present. The Estonian and Lithuanian governments' monetary policies could come under pressure. If inflation increases, the business outlook and the effect of translation adjustments will negatively impact our financial position and results of operations. If Estonia or Lithuania should experience growing inflation, then the economy of these countries could be classified as a highly inflationary economy under generally accepted accounting principles. Under such circumstances, declines in the value of the EEK (the Estonian unit of currency) or Lt (the Lithuanian unit of currency) would be reflected in operations and would negatively impact our financial position and results of operations.

     Both Estonia and Lithuania are free market democracies with established commercial laws.


EMPLOYEES

     As of March 20, 2002, we had 12 employees in the USA, and 23 employees in Europe. No employees are represented by a union. We believe that our employee relations are good.

MORE  ABOUT  US

     Our principal executive offices are located at 5120 Woodway, Suite 9004, Houston, Texas 77056; voice: (713) 629-4866 fax: (713) 629-4913. Our corporate web  site  is  at  www.FirstCap.net.

     Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI.OB" Our shares are also listed on the Berlin Stock Exchange, Frankfurt Stock Exchange, Xetra in Germany and the NEWEX Exchange in Austria. NEWEX is a new exchange in Vienna, Austria and is a Joint Venture between the Deutsche Borse and the Wiener Borse. The Exchange provides listings for those companies doing business primary in Central and Eastern Europe. Over 20 banks and security trading firms from Germany, Austria and the UK are actively participating in the NEWEX Exchange. Xetra is an Electronic Trading Exchange in Germany. All market participants, both in Germany and abroad, have equal access to the trading platform - regardless of their geographic location. On Xetra, all of approx. 5,500 equities listed on FWB, the Frankfurt Stock Exchange, are tradable. What makes it attractive for investors is that Xetra is open for trading from 9.00 a.m. to 8.00 p.m.


RISK  FACTORS

     GOING  CONCERN  RISK

     During 2001 and 2000, we were dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $2,476,737 and $587,475 during the years ended December 31, 2001 and 2000, respectively. We also had significant negative cash flows from operations during each of the years ended December 31, 2001 and 2000. These factors combined with the cash requirements inherent in our businesses raise substantial doubt about our ability to continue as a going concern. See Note 3 of the Consolidated Financial Statements on Page F-13. Our long-term viability as a going concern is dependent upon three key factors as follows:

- Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

-    Our  ability  to  acquire  or  internally  develop  viable  businesses

- Our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations

     As a result of potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. has added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2001 and 2000, indicating that substantial doubt exists about our ability to continue as a going concern.

     RECENT LOSSES AND ACCUMULATED LOSSES AND DEFICIT, AND POTENTIAL DEFICIENCIES IN LIQUIDITY

     Our ability to achieve profitability depends on our ability to successfully develop and market our home automation technology and telecommunications operations. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with home automation technology and telecommunications operations. See
Management Discussion and Analysis of Financial Condition and Results of Operations.

     We incurred net losses of $2,476,737 and $587,475 during the years ended December 31, 2001 and 2000, respectively. Recurring losses have resulted in an accumulative deficit of $5,885,029 at December 31, 2001. Revenues for the year ended December 31, 2001 were $914,250, which represents a substantial increase over 2000 revenues. Our revenue increase is a direct result of our efforts to refocus our business in the home automation and telecommunications sectors.

     Our new focus has resulted in our development of VIP Systems(TM) that we feel can improve our operating results. Losses in 2001 and 2000 were attributable primarily to our acquisition activities and the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

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

     FOREIGN  POLITICAL  RISK

     Much of our target market is in Eastern Europe, particularly Estonia and Lithuania. We operate in a part of the world which could be viewed as having a high potential for political, economic and military instability. For example, Estonia and Lithuania are near Russia. If the political situation in Russia worsened, a spill over effect into Both countries could have adverse consequences for us. Other nations in the region have experienced instability. If such instability were to occur in Estonia or Lithuania, our business could be adversely affected.

     UNINSURED  POLITICAL  RISKS

     We do not have any political risk insurance to cover our foreign assets or business. We can give no assurance that we may not be exposed to a complete loss of our foreign assets and business due to foreign political events.

     FOREIGN  CURRENCY  RISK

     Some of our operations are conducted in transactions denominated in the local currency of Estonia. The local currency of Estonia is the Estonian kroon or EEK. Because the EEK is the functional currency for our Estonian subsidiaries under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52), assets and liabilities denominated in foreign functional currencies are generally translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' deficit. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. We have exposure to Estonian foreign currency fluctuations and Estonian government intervention such as a devaluation of the EEK, or a freeze of international transfer of funds. The Estonian Central Bank does not have the power to devalue the EEK, and technical fluctuations are restricted to 3%. However, a devaluation of the German Mark (DM) or the Euro could occur, with a resulting effect on the exchange rate of the EEK. The Estonian Central Bank has officially pegged the EEK at 8 EEK = 1 DM. Consequently, we are also subject to foreign currency risks related to the DM. Relative to the U.S. dollar, a declining EEK or DM would negatively impact the value, in U.S. dollars, of our transactions in Estonia. The Estonian Central Bank has also officially pegged the EEK to the Euro at an exchange rate of 15.64 EEK = 1 Euro, which is considered the equivalent of the DM peg. As a result of the Euro peg, we are also subject to the same types of foreign currency risks related to the Euro. Relative to the U.S. dollar, a declining Euro would negatively impact the value, in U.S. dollars, of our transactions in Estonia.

     RISK OF DILUTION UPON CONVERSION OF OPTIONS AND SHARES ELIGIBLE FOR FUTURE SALE

     Risk  of  Dilution  Upon  Conversion of Options.  At March 20, 2002, we had
     -----------------------------------------------
outstanding a total of 8,932,710 options to purchase our common stock at exercise prices ranging from $.02 to $.20 per share. These prices are near or below current market prices. If exercises or conversions occur, current shareholders will be subject to an immediate dilution in per share net tangible book value.

     Risk  of Dilution Related to Shares Eligible for Future Sale.  At March 21,
     ------------------------------------------------------------
2002, we had approximately 87,324,702 outstanding shares stock, of which approximately 14,968,845 shares are free trading shares, and approximately 72,355,860 shares are restricted securities as that term is defined the Securities Act of 1933. We believe that approximately 57,462,300 shares of our restricted common stock has been held for more than two years, and may be sold by non-affiliates without limitation. In addition, we believe that approximately 4,190,270 shares of our restricted common stock has been held for more than one year (excluding shares held for more than two years), and may be sold subject to volume restrictions. We can make no prediction as to the effect that resales of our restricted common stock, or the availability of such shares for sale, will have on market prices. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

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

     ABILITY  TO LOCATE SUITABLE BUSINESS COMBINATION AND JOINT VENTURE PARTNERS

     We periodically enter into preliminary, non-binding discussions with other firms in the home automation and telecommunications industries in the U.S. and Europe. These discussions could result in business combinations. While we desire that such business combinations occur, we can give no assurance that any future business combination can be structured on terms acceptable to us. We seek to accomplish acquisitions on a stock exchange basis with a minimal cash cost. This would enable us to acquire additional assets and maintain our cash flow as well, but could result in substantial dilution in per share net tangible book value to existing shareholders.

     CONTROL  BY  MANAGEMENT

     Alex Genin, our Chief Executive Officer and Chairman of the Board, is the beneficial owner approximately 64.2%, of our common stock. As a practical matter, he will be able to elect all of our directors and otherwise control our business affairs in the foreseeable future.

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

     COMPETITION

     There are approximately three major competitors that are presently in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete. In the Home Automation sector we believe that VIP Systems(TM) is more integrated and has more functionality than other products on the market; comparing to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc. it is the most affordable for distributors and general public. Also, alliance with CompUSA gives us a Nationwide technical support, as well as marketing and distribution channels. All these factors give First Capital a competitive advantage in comparison with other similar products on the market. Although, we anticipate that the number of competitors will increase in the future.

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

     ABILITY  TO  MANAGE  GROWTH

     Our intention is to expand by developing our home automation business. We are subject to a variety of risks. Our growth may place a significant strain on our day-to-day management and operations. We can give no assurance that our systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on us.

ITEM.  2     DESCRIPTION  OF  PROPERTY

     Our principal executive offices are located at 5120 Woodway, Suite 9004, Houston, Texas 77056, in approximately 2,773 square feet of office space which Is partially subleased from a firm owned by Alex Genin, our Chief Executive Officer and Chairman of the Board, and from a third party, on a month to month sublease for $3,343 per month. We believe that our offices are adequate for our present and future needs.

ITEM  3.     LEGAL  PROCEEDINGS

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS

     In the U.S., our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI." In Europe, our common stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange, Xetra in Germany and on the NEWEX Stock Exchange (Austria). For a few weeks during November and December, 1999, and January, 2000, our common stock was listed only on the over the counter pink sheets of the National Quotation Bureau. The following table sets forth the reported high and low closing prices for our common stock.

QUARTER
ENDED               HIGH       LOW


March 31, 2001      $     .31  $    .19
June 30, 2001       $     .27  $    .05
September 30, 2001  $     .27  $    .13
December 31, 2001   $     .18  $    .11

March 31, 2000      $    1.13  $    .13
June 30, 2000       $     .88  $    .28
September 30, 2000  $     .56  $    .22
December 31, 2000   $     .27  $    .13

     On March 21, 2002, the closing price on our common stock was $.48 per share. As of March 21, 2002, there were approximately 1,031 shareholders of record of our common stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the three months ended December 31, 2001, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     During the three months ended December 31, 2001, we issued 5,072,000 shares of our common stock, 3,072,000 (the market value for these issuances ranged from $0.17 to $0.20 per share) as a bonus to employees, directors and vendors and 2,000,000 to investors for cash totaling $130,000. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. No options granted this quarter.

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

INTRODUCTION

     It is our current intent to grow through the continued development of our Home Automation technology and telecommunication operations. We intend to make any business acquisitions by issuing common stock; however, we may need additional cash to complete acquisitions. If additional capital is needed, we will raise substantially all such funds from outside sources. We anticipate that most acquisitions we make during the next 12 months will be of operating entities with existing management in place.

     We have four subsidiaries in Europe: Andevis AS - an Estonian Internet solutions company (98.8% acquired in July 2000); Anet Eesti AS - an Estonian
Internet provider (fully acquired in April 2000); UAB Mediafon - a Lithuanian mobile telephone service marketing company (51% acquired in June 2001); and TGK-Link AS - an Estonian Voice-over-IP company (fully acquired in July 2001).

     Our stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange, Xetra Stock Exchange (Germany) and the NEWEX Stock Exchange (Austria). This will allow the Company to expand its abilities to raise funds through the expansive European investment communities.

     In January 2001 we acquired a 65% of the equity and in July 2001 we acquired the remaining 35% of the equity of TGK-LINK AS, an Estonia based VoIP company with extensive relationships within the local corporate marketplace. TGK-LINK also acts as the "Global One" service representative in Estonia, providing data transmission to the banking sector in Estonia. In the past several years TGK-LINK has been involved in the "Smart Card" technology development and Service Applications within the Baltic Regional Markets.

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

     On September 30, 2001, we sold Flamingo Travel back to its management. Flamingo Travel was not fitting into technology concept of our business, and we believe that with new efforts on home automation market we will try to divest ourselves from other business activities.

     We continue development of Marchese di Genin brand through the Internet sales. At present, we generate gross sales of $10,000 to $16,000 per month without related increases in our advertising costs. We are now prepared to provide our customers with luxury items that we have picked for sale at our web site www.mdgshop.com. However, the change in company strategy calls for
      ---------------
concentration on the "smart house" technology and we are looking for an opportunity to discontinue these operations.

     As a main new development, we have entered into a "smart house" technology market in the USA. Utilizing our extensive Internet/software expertise in the US and Estonia, we have developed a Home Command Center device (VIP Systems(TM)). This device represents a combination of uniquely built computer with a touch screen monitor and a proprietary software package. We believe that the concept of this system will appeal to builders, high speed Internet providers and home security providers.

     We are currently on the stage of final testing of our home automation system - VIP Systems(TM). The System allows you to control your home remotely from anywhere in the world, it has a built into the wall futuristic look, a touch screen command panel, it's fully Internet enabled and easy to operate. We believe that all these features can attract customers to our product.

     We intend to start selling VIP Systems(TM) line in 2002 through our partnership network with CompUSA. We anticipate substantial increase in sales activities from our Home Automation business in the second half of 2002.

     In October 2001 we filed a US patent application for our VIP Systems with fully integrated software/hardware configuration and started assembling units for Beta testing, which was successfully completed in the last quarter of 2001. We started signing up premiere builders for the test site. The first contract for installation of VIP Systems(TM) was signed with one of the leading upscale Houston builders Kickerillo Homes in December 2001.

     Upon successful testing, we have developed partnership relations with Premise Systems, Inc., Nation's leader in Home Automation software industry, and signed an OEM Business Agreement on November 2, 2001. At the same time our software development team in Eastern Europe has completed the proprietary browsing interface that enabled us to incorporate all hardware/software solutions into a full home automation package.

     In February 2002 we signed a Nationwide agreement with a leading US retailer CompUSA to provide full 24/7 technical support and distribution throughout the US market.

     In November 2001 through our International Marketing efforts we signed a major contract in Russia to provide over 700 units for the leading upscale residential high-rise builder in Moscow. Currently this contract is under work and we are developing a new interface for the Russian market, and also looking for a supplier of remotely controlled electric switches that can handle instability of the Russian electrical current. We estimate that this contract will take another 6 months before all relevant obstacles can be overcome.

     In November 2001 we established a new dealership in San Antonio, Texas. Also, the company successfully participated in several Trade Shows: Consumer Electronics Show in Las Vegas, NV in January 2002; International Builders Show in Atlanta, GA and show in San Antonio, TX in February 2002; Electronic House Expo in Orlando, FL in March 2002. Our partnership with CompUSA transformed into a strong alliance under the CompUSA's Nationwide Program "Digital Living Partnership". Our Touch Screen system is playing a central role in the home automation environment marketing by CompUSA Nationwide.

     We  own and operate several web sites: Web design site www.3dzip.com, legal
                                                            -------------
directory  online  www.legalclaims.com, and 3D shopping mall www.plazaroyal.com.
                   -------------------                       ------------------
We intend to sell off our Internet web sites as we focus on the Home Automation Technology.


ANALYSIS  OF  FINANCIAL  CONDITION

     We are actively developing our new home automation product VIP Systems(TM) and pursuing various partnership and acquisition opportunities. We are seeking to accomplish any future acquisitions through exchange of our common stock for target companies. This approach will enable us to expand our asset base without using our cash resources. Although, current stockholders may experience substantial dilution in per share book value.

     We currently plan to increase the number of our employees. Expansion of our work force and support of our current operations will be financed from sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.


GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $2,476,737 and $587,475 during the years ended December 31, 2001 and 2000, respectively. We also had negative cash flows from operations of $530,773 and $605,374 during the years ended December 31, 2001 and 2000. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. See Note 3 of the Consolidated Financial Statements on Page F-13. Our long-term viability as a going concern is dependent upon three key factors as follows:

- Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

-    Our  ability  to  acquire  or  internally  develop  viable  businesses

- Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations

     As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2001 and 2000, indicating that substantial doubt exists about our ability to continue as a going concern.

     Our ability to achieve profitability depends on our ability to successfully develop and market our home automation center VIP Systems(TM). We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with our operations.

     We incurred net losses of $2,476,737 and $587,475 during the years ended December 31, 2001 and 2000, respectively. Recurring losses have resulted in an accumulative deficit of $5,885,029 at December 31, 2001. Revenues for the year ended December 31, 2001 were $914,250, which represents a substantial increase over 2000 revenues. Our revenue increase is a direct result of our efforts to refocus our business in the home automation and telecommunications sectors. Our new focus has resulted in our purchase of businesses that we feel can improve our operating results. Losses in 2001 and 2000 were attributable primarily to our acquisition activities and the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

     Acquisition activities and business development resulted in corporate headquarters accounting for approximately 99% of our total net loss in both the year 2001 and in 2000.

COMPETITION

     There are approximately three major competitors that are presently in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete. In the Home Automation sector we believe that VIP Systems(TM) is more integrated and has more functionality than other products on the market; comparing to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc. it is the most affordable for distributors and general public. Also, alliance with CompUSA gives us a Nationwide technical support, as well as marketing and distribution channels. All these factors give First Capital a competitive advantage in comparison with other similar products on the market. We anticipate that the number of competitors will increase in the future.

RESULTS  OF  OPERATIONS

     During the December 31, 2000, the Company adopted a plan to dispose of all leasing operations, and in July 2000, the Company sold EIP for $10,000 cash and recognized a gain of $131,421 on the sale. The operations of the discontinued leasing operation have been separated and presented as a single line item in the accompanying statements of operations as gain (loss) from discontinued leasing operations.

     On September 30, 2001, we sold Flamingo Travel back to its management. Flamingo Travel was not fitting into technology concept of our business, and we believe that with new efforts on home automation market we will try to divest ourselves from other business activities.

     THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     During the year ended December 31, 2001, our revenues from continuing operations were $914,250 as compared to $560,342 for the year ended December 31, 2000. The $353,908 increase was a result of our acquisition activity, as well as some additional sales of products and services by our subsidiaries.

     During the year ended December 31, 2001, operating and general expenses increased by $156,045 or 19% as compared to the year ended December 31, 2000. This increase was made up of increases in personnel costs and in administrative expenses, related to development of VIP Systems. The increases were also attributable to the development of our internal structure to support growing operations and the acquisitions of AS TGK-Link and UAB Mediafon.

     Depreciation expense and amortization of goodwill were approximately $95,146 in the year ended December 31, 2001 as compared to approximately $38,311 in the year ended December 31, 2000, and the increase is directly related to two businesses we acquired. Each business had equipment and each acquisition included a cost that was in excess of the net assets acquired.

     During the year ended December 31, 2001 and 2000 we had stock and option based compensation of $1,750,500 and $40,985 due to the issuance or sale of common stock, and issuance and repricing of options to employees at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the year ended December 31, 2001, we had a net loss of $2,476,737 as compared to a net loss of $587,475 in the year ended December 31, 2000. Since December 31, 2000 we increased stock compensation, sold one subsidiary, acquired two new businesses in Eastern Europe and developed a Home Control Center VIP Systems(TM). All these factors contributed to the results of operations. Our losses are attributable to our operations in both the United States and Eastern Europe.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2001, we had cash resources of approximately $32,556. We estimate that during the year 2002, our cash requirements will be approximately $600,000, or $150,000 per quarter. We do not presently believe that we will have positive cash flow from operations in 2002 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2002 if funds are available: $250,000 for development of home automation business; and $100,000 for marketing expenses.

     During the year 2001, we raised approximately $430,000 in cash from the sale of our securities.

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

     Our results of operations were improved when our functional currency changed from the U.S. dollar to the Estonian Kroon. Estonia's economy has a historically higher inflation rate than the United States economy and all currency losses associated with the translation of financial statements where the U.S. dollar is considered the functional currency are reflected as losses in operations rather than as charges against stockholders' equity as is the case when the Estonian kroon is considered our functional currency

     Estonian  Inflation  Issues.  Estonia  does  not have a highly inflationary
     ---------------------------
economy now, although in the recent past Estonia did have a highly inflationary economy. Estonia has experienced a great amount of political and economic instability and inflation increased, but then stabilized in 1999 through 2000. Accordingly, the government's monetary policy could come under pressure. If inflation increases, both the outlook for us and the effect of translation adjustments will negatively impact our financial position and results of operations. The Estonian Consumer Price Index growth rate has increased to 5.8% in 2001 from 4.0% in 2000. Estonia's imports in the year 2001 increased by approximately 4% over 2000. If Estonia experiences growing inflation, then Estonia's economy could be classified as a highly inflationary economy under generally accepted accounting principles. Under such circumstances, declines in the value of the EEK would be reflected in operations and would negatively impact our financial position and results of operations.

ITEM  7.    FINANCIAL  STATEMENTS

     The financial information required by this item is included as set forth beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


OUR  DIRECTORS  AND  EXECUTIVE  OFFICERS

Name and Address                     Age               Position
--------------------------------  ---------  ----------------------------

Alex Genin                               50  Director, Chairman, CEO, and
5120 Woodway, Suite 9004                     President
Houston, Texas 77056

Joseph A.  Bond                          68  Director and
5120 Woodway, Suite 9004                     Secretary
Houston, Texas 77056

Michael Dashkovsky                       40  Director and
5120 Woodway, Suite 9004                     Manager of European Operations
Houston, Texas 77056

Walter C.  Wilson                        54  Director
3118 Richmond Ave., Suite 200
Houston, Texas 77098

Merrill P. O'Neal                        72  Director
5120 Woodway, Suite 9004
Houston, Texas 77056

Duane Aman                               56  Vice President of Marketing
5120 Woodway, Suite 9004
Houston, Texas 77056


     Our Directors may be elected annually and hold office until our next annual meeting of stockholders, or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers.

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

     Merrill P. O'Neal has been our Director since December, 2001. In 1970's Mr. O'Neal had a substantial part in growing a small freight forwarding company into a major international freight forwarding company, Behring International. In early 1980's through early 1990's, Mr. O'Neal served as a President of the Texas Ocean Freight Forwarders Association, and as a director of the Brookhollow National Bank (now a part of Compass Bank) and Woodway National Bank. Since 1995, Mr. O'Neal has been a business management consultant to small businesses, helping them to grow by providing assistance in areas of corporate direction, strategy and management. Mr. O'Neal has a BBA Degree in International Trade from the University of Texas.

     Duane Aman has been a Vice President of Marketing since June, 2001. Mr. Aman has over 25 years of sales and marketing experience in high technology products. Mr. Aman has extensive experience in product launches, joint ventures and business alliances, working for Xerox and Nortel in 70's and 80's. Between 1996 and 2001, as a Vice President at PSC and WebEdTV, Mr. Aman structured business partnerships and alliances with companies in Mexico, India and Western Europe. He has a B.S. in Business, 1967, from the University of South Dakota.


SECTION  16(B)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     We believe that all persons required to file reports pursuant to Section 16(b) of the Exchange Act have done so in a timely manner.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following sets forth all forms of compensation in excess of $100,000 per year per person that we paid our executive officers for our years ended December 31, 2001 and 2000.

                                 SUMMARY  COMPENSATION  TABLE

                        Annual  Compensation          Long  Term  Compensation
                        --------------------          ------------------------
                                                          Awards                  Pay-
                                                          ------                  outs     All
                                                 Other                Securities  ----     Other
Name and                                         Annual   Restricted  Underlying  LTIP     Com-
Principal                                        Compen-  Stock       Options/    Pay-     pen-
Position      Year       Salary        Bonus     sation   Awards      SARs        outs     sation
                         $             $         $        $           #           $        $

Alex Genin    2001       $ 76,960        -0-       -0-    $510,000(1) 500,000(2)    -0-      -0-
Director,     2000       $ 76,960        -0-       -0-         -0-    500,000(3)    -0-      -0-
Chairman,
CEO and
President


(1) During 2001, we issued 3,000,000 shares to Mr. Genin as a payment for patent on VIP Systems(TM).
(2) During 2001, we issued 500,000 immediately exercisable options as compensation to Mr. Genin. This option has an exercise price of $0.08 per share and expires in April 2004.
(3) During 2000, we issued 500,000 immediately exercisable options as compensation to Mr. Genin. Of these, 100,000 options have an exercise price of $0.25 per share and expire in January 2002 (in August 2001, this option was extended till April 2004 and repriced at $0.10), and 400,000 options have an exercise price of $0.20 per share and expire in October 2003 (in August 2001, this option was extended till April 2004 and repriced at $0.10).

                            OPTION/SAR GRANTS IN 2001

           Number of        Percent of
           Securities       Total Options/SARs
           Underlying       Granted to All                  Expir-
           Options/SARs     Employees            Exercise   ation
           Granted in 2001  in 2001              Price      Date

Alex       500,000               63.3%           $   0.08   4/16/04
Genin
---------  ---------------  -------------------  ---------  -------



                         AGGREGATED OPTION/SAR EXERCISES IN 2001
                           AND 2001 YEAR END OPTION/SAR VALUES


                                    Number of              Value of
                                    Unexercised            Unexercised
                                    Securities Underlying  In-The-Money
                                    Options/SARs           Options/SARs
             Share                  At the End of 2001     At the End of 2001
             Acquired     Value     Exercisable /          Exercisable /
             On Exercise  Realized  Unexercisable          Unexercisable
             #            $         #                      $

Alex
Genin                -0-  $    -0-        4,200,000 / -0-  $ 965,000 / $-0-


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

REPRICING OF OPTIONS

     In August 2001, we repriced some of the outstanding options. This was an incentive approved by the Board of Directors to retain our directors and key employees.

     In October, 1998, we granted Mr. Genin an option to purchase 2,500,000 shares of our common stock which is exercisable at $0.05 per share and expires August, 2001 (in August, 2001 this option was extended till April, 2004). This option is presently exercisable. This was an incentive approved by the Board of Directors to persuade Mr. Genin to become an officer and director and to devote virtually all of his time to us at a time when there was no meaningful market for our common stock and when we had limited financial resources.

     In April, 1999, we granted Mr. Genin an option to purchase up to 200,000 of our common stock exercisable at $0.25 per share and expires in March, 2002. In August, 2001, this option was re-priced to $0.10 and extended till April, 2004, due to current market situation. This option is presently exercisable.

     In December, 1999, we granted Mr. Genin an immediately exercisable option to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share that expires in December, 2001. In August, 2001, this option was extended till April, 2004, due to current market situation. This option is presently exercisable.

     In January, 2000, we granted Mr. Genin an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $0.25 per share that expires in January, 2002. In August, 2001, this option was re-priced to $0.10 and extended till April, 2004, due to current market situation. This option is presently exercisable.

     In October, 2000, we granted to Mr. Genin an option to purchase up to 400,000 shares of our common stock at an exercise price of $0.20 per share that expires in October, 2003. In August, 2001, this option was re-priced to $0.10 and extended till April, 2004, due to current market situation. This option is presently exercisable.

     In October, 1998, we granted Mr. Dashkovsky an option to purchase 1,500,000 shares of our common stock exercisable at $0.05 per share and expires in August, 2001. In August 2001, this option was extended till April, 2004, due to current market situation. This option is presently exercisable. This was an incentive approved by the Board of Directors to persuade Mr. Dashkovsky to become an officer and director and to devote substantially all of his time to us at a time when there was no meaningful market for our common stock and when we had limited financial resources.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 20, 2002, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. At March 20, 2002, we had outstanding 87,324,702 shares of common stock, and no outstanding preferred stock.


Name and Address                  Shares of Common           Percent of
of Beneficial Holder              Stock Beneficially Owned   Class
--------------------------------  -------------------------  -----------

Alex Genin                            60,070,000  (1)(2)(5)        64.2%
5120 Woodway, Suite 9004
Houston, Texas 77056

Eurocapital Group, Ltd                25,500,000  (2)              29.2%
19 Peel Road
Douglas, Isle of Man
British Isles 1M1 4LS

United Capital Group Limited          23,170,000  (2)(6)           26.0%
50 Town Range, Suite 7B
Gibraltar

NefteCredit Ltd.                       4,640,000                    5.3%
13/F, Silver Fortune Plaza
1 Wellington Street,
Central, Hong Kong

Michael Dashkovsky                     3,893,566  (3)               4.4%
5120 Woodway, Suite 9004
Houston, Texas 77056

Duane Aman                               530,000  (4)               0.6%
5120 Woodway, Suite 9004
Houston, Texas 77056

Joseph A.  Bond                          400,000                    0.5%
5120 Woodway, Suite 9004
Houston, Texas 77056

Walter C.  Wilson                        100,000                    0.1%
1900 West Loop South, Suite 2050
Houston, Texas 77027

Merrill P. O'Neal                              0                    0.0%
5120 Woodway, Suite 9004
Houston, Texas 77056

All officers and directors as         64,993,566                   68.1%
a Group--Six Persons

---------------------------

(1) Includes options to purchase up to 4,400,000 shares of our common stock which are presently exercisable at excise prices of from $.05 to $.10 per share.

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

(4) Includes an option to purchase up to 430,000 shares of our common stock which is presently exercisable at an exercise price ranging from $0.065 to $.10 per share.

(5) Includes shares owned by Eurocapital Group, Ltd. and United Capital Group Limited.

(6) Includes an option to purchase up to 1,800,000 shares of our common stock which is presently exercisable at exercise prices of $0.10 per share.


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

     In October, 1998, we sold to Alex Genin 4,000,000 shares of common stock at one-tenth cent per share and granted Mr. Genin an option to purchase 2,500,000 shares of our common stock which is exercisable at $0.05 per share and expires August, 2001 (in August, 2001 this option was extended till April, 2004), for the total cash sum of $4,140. This option is presently exercisable. These issuances were approved by the Board of Directors. This was an incentive approved by the Board of Directors to persuade Mr. Genin to become an officer and director and to devote virtually all of his time to us at a time when there was no meaningful market for our common stock and when we had limited financial resources.

     In April, 1999, we granted Mr. Genin an option to purchase up to 200,000 of our common stock exercisable at $0.25 per share and expires in March, 2002. In August, 2001, this option was re-priced to $0.10 and extended till April, 2004, due to current market situation. This option is presently exercisable.

     In December, 1999, we granted Mr. Genin an immediately exercisable option to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share that expires in December, 2001. In August, 2001, this option was extended till April, 2004, due to current market situation. This option is presently exercisable.

     In January, 2000, we granted Mr. Genin an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $0.25 per share that expires in January, 2002. In August, 2001, this option was re-priced to $0.10 and extended till April, 2004, due to current market situation. This option is presently exercisable.

     In October, 2000, we granted to Mr. Genin an option to purchase up to 400,000 shares of our common stock at an exercise price of $0.20 per share that expires in October, 2003. In August, 2001, this option was re-priced to $0.10 and extended till April, 2004, due to current market situation. This option is presently exercisable.

     In October, 2001, we granted Mr. Genin 3,000,000 shares of our common stock as a payment for patent on Home Automation Center - VIP Systems(TM).

     In October, 1998, we sold to Michael Dashkovsky 3,000,000 shares of common stock at one-tenth cent per share and granted Mr. Dashkovsky an option to purchase 1,500,000 shares of our common stock exercisable at $0.05 per share and expires in August, 2001, for the total cash sums of $3,080. In August 2001, this option was extended till April, 2004, due to current market situation. This option is presently exercisable. These issuances were approved by the Board of Directors. This was an incentive approved by the Board of Directors to persuade Mr. Dashkovsky to become an officer and director and to devote substantially all of his time to us at a time when there was no meaningful market for our common stock and when we had limited financial resources.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

        None.


(b)     Reports  on  Form  8-K.

        None.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                       FIRST  CAPITAL  INTERNATIONAL,  INC.


                                       --------------------------------------
                                       By:  /s/  Alex  Genin
                                       Alex  Genin
                                       Director,  CEO, CFO  and  President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                        Title            Date
---------------------------  --------------  --------------

___________________________
/s/ Alex Genin               Director,       March 29, 2002
Alex Genin                   CEO, CFO and
President

__________________________
/s/ Joseph A.  Bond          Director and    March 29, 2002
Joseph A.  Bond              Secretary


__________________________
/s/ Michael Dashkovsky       Director and    March 29, 2002
Michael Dashkovsky           Manager of
European Operations

___________________________
/s/ Walter C.  Wilson        Director        March 29, 2002
Walter C.  Wilson


___________________________
/s/ Merrill P. O'Neal        Director        March 29, 2002
Merrill P. O'Neal

                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

Report of Independent Accountants                                          F-3

Audited Financial Statements

  Consolidated Balance Sheet as of December 31,
    2001                                                                   F-4

  Consolidated Statement of Operations for the
    years ended December 31, 2001 and 2000                                 F-5

  Consolidated Statement of Stockholders' Deficit
    for the years ended December 31, 2001 and
    2000                                                                   F-6

  Consolidated Statement of Cash Flows for the
    years ended December 31, 2001 and 2000                                 F-8

Notes to Consolidated Financial Statements                                 F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board  of  Directors  and  Stockholders
First  Capital  International,  Inc.


We have audited the accompanying consolidated balance sheet of First Capital International, Inc. as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has been dependent on funding obtained from outside investors to support its activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      /s/  Ham, Langston & Brezina, L.L.P.


Houston, Texas
March 29, 2002

                        FIRST CAPITAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   __________

     ASSETS
     ------

Current assets:
  Cash and cash equivalents                                         $    32,556
  Accounts receivable, net                                              124,469
  Inventory                                                              69,494
  Prepaid expenses and other                                             24,400
                                                                    ------------

    Total current assets                                                250,919

Goodwill, net                                                           278,212

Property and equipment, net                                             120,701
                                                                    ------------

      Total assets                                                  $   649,832
                                                                    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                                     $    25,172
  Accounts payable and accrued liabilities                              193,200
                                                                    ------------

    Total current liabilities                                           218,372

Deferred income taxes                                                     4,611

Minority interest                                                        30,917

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 86,963,412 shares issued and outstanding                 86,963
  Additional paid-in capital                                          6,157,499
  Unissued common stock                                                  37,865
  Accumulated deficit                                                (5,885,029)
  Accumulated other comprehensive loss                                   (1,366)
                                                                    ------------

      Total stockholders' equity                                        395,932
                                                                    ------------

        Total liabilities and stockholders' equity                  $   649,832
                                                                    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   __________

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                          2001          2000
                                                      ------------  ------------
Revenue:
  Service revenue                                     $   667,876   $   472,838
  Merchandise sales                                       246,374        87,504
                                                      ------------  ------------

    Total revenue                                         914,250       560,342
                                                      ------------  ------------

Costs and expenses:
  Cost of providing services                              411,849       289,903
  Cost of merchandise sold                                141,427        28,001
  Operating and general expenses                          974,813       818,768
  Stock and option based compensation                   1,750,500        40,985
  Amortization of goodwill                                 26,243        10,064
  Depreciation expense                                     68,903        28,247
                                                      ------------  ------------

    Total costs and expenses                            3,373,735     1,215,968
                                                      ------------  ------------

Loss from operations                                   (2,459,485)     (655,626)

Other income (expense):
  Interest income                                           5,342         7,457
  Other expense                                                 -          (195)
  Interest expense                                         (2,081)         (170)
  Loss on disposal of property and equipment               (5,816)            -
                                                      ------------  ------------

    Other income (expense), net                            (2,555)        7,092
                                                      ------------  ------------

Loss from continuing operations before provision for
  income taxes and minority interest                   (2,462,040)     (648,534)

Provision for income taxes                                 (5,986)            -
                                                      ------------  ------------

Loss from continuing operations before minority
  interest                                             (2,468,026)     (648,534)

Minority interest                                         (11,901)            -
                                                      ------------  ------------

  Loss from continuing operations                      (2,479,927)     (648,534)

Discontinued operations:
  Income (loss) from operation of discontinued
    business segments                                      20,413       (70,362)
  Gain (loss) from disposition of discontinued
    business segments                                     (17,223)      131,421
                                                      ------------  ------------

      Income from discontinued operations                   3,190        61,059
                                                      ------------  ------------

Net loss                                              $(2,476,737)  $  (587,475)
                                                      ============  ============

Basic and dilutive net loss per common share:
  Continuing operations                               $     (0.03)  $     (0.01)
  Discontinued operations                                    0.00          0.00
                                                      ------------  ------------

    Total                                             $     (0.03)  $     (0.01)
                                                      ============  ============

Weighted average shares outstanding                    80,020,185    73,476,165
                                                      ============  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                    FIRST CAPITAL INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                               __________

                                                                                                ACCUMULATED
                                                                                                OTHER COMP-     TOTAL
                                                          ADDITIONAL   UNISSUED                  REHENSIVE      STOCK-
                                       COMMON STOCK        PAID-IN      COMMON    ACCUMULATED      INCOME       HOLDERS'
                                      SHARES    AMOUNT     CAPITAL      STOCK       DEFICIT        (LOSS)        EQUITY
                                    ----------  -------  -----------  ---------  -------------  -------------  ----------
Balance at December 31, 1999        70,061,142  $70,061  $ 2,794,371  $       -  $ (2,820,817)  $    (21,837)  $  21,778

Net loss                                     -        -            -          -      (587,475)             -    (587,475)

Other comprehensive income-
  foreign currency transla-
  tion adjustment                            -        -            -          -             -         20,061      20,061
                                                                                                               ----------

Comprehensive income (loss)                                                                                     (567,414)
                                                                                                               ----------

Common stock issued for cash         5,300,000    5,300      744,700          -             -              -     750,000

Common stock issued for cash and
  services                             286,000      286       57,239          -             -              -      57,525

Compensatory stock options issued
  to officers and employees                  -        -        8,460          -             -              -       8,460

Business acquisitions                  604,270      604      351,531    150,365             -              -     502,500
                                    ----------  -------  -----------  ---------  -------------  -------------  ----------

Balance at December 31, 2000        76,251,412  $76,251  $ 3,956,301  $ 150,365  $ (3,408,292)  $     (1,776)  $ 772,849
                                    ==========  =======  ===========  =========  =============  =============  ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                         FIRST CAPITAL INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT, CONTINUED
                                                    __________

                                                                                                      ACCUMULATED
                                                                                                      OTHER COMP-      TOTAL
                                                              ADDITIONAL    UNISSUED                   REHENSIVE       STOCK-
                                            COMMON STOCK       PAID-IN      COMMON     ACCUMULATED      INCOME        HOLDERS'
                                          SHARES    AMOUNT     CAPITAL      STOCK        DEFICIT        (LOSS)         EQUITY
                                        ----------  -------  -----------  ----------  -------------  -------------  ------------
Balance at December 31, 2000            76,251,412  $76,251  $ 3,956,301  $ 150,365   $ (3,408,292)  $     (1,776)  $   772,849

Net loss                                         -        -            -          -     (2,476,737)             -    (2,476,737)

Other comprehensive income-foreign
  currency translation                           -        -            -          -              -            410           410
                                                                                                                    ------------

  Comprehensive income (loss)                                                                                        (2,476,327)
                                                                                                                    ------------

Common stock issued for cash             7,400,000    7,400      421,200          -              -              -       428,600

Common stock issued to officers and
  employees as compensation                 92,000       92       12,408          -              -              -        12,500

Common stock issued to vendors for
  services performed                       100,000      100       18,100          -              -              -        18,200

Common stock issued to acquire tech-
  nology rights from an officer          3,000,000    3,000      507,000          -              -              -       510,000

Compensatory stock options issued
  to officers and employees                      -        -      912,200          -              -              -       912,200

Compensatory stock options issued
  to vendors and other third parties             -        -      297,600          -              -              -       297,600

Business acquisitions and adjustment
  of the purchase price of businesses
  previously acquired                      120,000      120       32,690   (112,500)             -              -       (79,690)
                                        ----------  -------  -----------  ----------  -------------  -------------  ------------

Balance at December 31, 2001            86,963,412  $86,963  $ 6,157,499  $  37,865   $ (5,885,029)  $     (1,366)  $   395,932
                                        ==========  =======  ===========  ==========  =============  =============  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   __________

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                           2001         2000
                                                       ------------  ----------
Cash flows from operating activities:
  Net loss                                             $(2,476,737)  $(587,475)
  Adjustment to reconcile net loss to net cash used
    in operating activities:
    Loss (income) from operations of discontinued
      business segments                                    (20,413)     70,362
    Loss (gain) from disposition of discontinued
      business segments                                     17,223    (131,421)
    Loss on sale of property and equipment                   5,816           -
    Depreciation expense                                    68,903      30,623
    Amortization of goodwill                                26,243      15,064
    Deferred income taxes                                    4,611           -
    Stock and option based compensation                  1,750,500      40,985
    Minority interest                                       11,901           -
    Changes in operating assets and liabilities,
      net of effects from acquisitions and disposals:
      Accounts receivable                                  (49,033)     43,401
      Inventory                                             93,871     (60,892)
      Prepaid expenses and other assets                    (12,452)      1,450
      Accounts payable and accrued liabilities              37,714     (61,900)
                                                       ------------  ----------

        Net cash used in continuing operations            (541,853)   (639,803)
        Net cash provided by discontinued operations        11,080      34,429
                                                       ------------  ----------

          Net cash used in operating activities           (530,773)   (605,374)
                                                       ------------  ----------

Cash flows from investing activities:
  Acquisition of property and equipment                    (43,477)    (18,990)
  Proceeds from sale of property and equipment              10,104           -
  Net cash payment upon disposal of Flamingo Travel         (8,228)          -
  Net cash payment upon disposal of EIP Liisingu                 -     (50,443)
  Acquisition of new businesses, net of cash acquired      (17,556)    (42,758)
                                                       ------------  ----------

        Net cash used in continuing operations             (50,929)    (61,748)
        Net cash used in discontinued operations            (8,228)    (50,443)
                                                       ------------  ----------

          Net cash provided by investing activities        (59,157)   (112,191)
                                                       ------------  ----------

Cash flows from financing activities:
  Proceeds from notes payable                               16,136      12,500
  Proceeds from sale of common stock                       428,600     775,000
  Payments on notes payable and long-term debt              (2,575)     (1,660)
                                                       ------------  ----------

        Net cash provided by continuing operations         442,161     773,340
        Net cash provided by discontinued operations             -      12,500
                                                       ------------  ----------

          Net cash provide by financing activities         442,161     785,840
                                                       ------------  ----------

Effects of exchange rate changes on cash:
  Continuing operations                                        410      (1,776)
  Discontinued operations                                        -      (2,422)
                                                       ------------  ----------

    Total effect of exchange rate changes on cash              410      (4,198)
                                                       ------------  ----------

Net increase (decrease) in cash and cash equivalents      (147,359)     64,077

Cash and cash equivalents, beginning of year               179,915     115,838
                                                       ------------  ----------

Cash and cash equivalents, end of year                 $    32,556   $ 179,915
                                                       ============  ==========

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $     2,081   $  10,806
                                                       ============  ==========

  Cash paid for income taxes                           $     1,375   $       -
                                                       ============  ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

     First Capital International, Inc. (the "Company"), formerly Ranger/USA, Inc., assumed its current name in August 1998 when new management took over the Company. At the time new management assumed control, the Company had no existing operations, and began implementation of a new business plan. Beginning in 1998, the Company's original focus was the identification, acquisition and operation of businesses serving or focused on Central and Eastern European markets. Under this acquisition strategy, the Company acquired three companies in 2000 and two companies in 2001. In late 2001, the Company changed the focus of its operations to concentrate on the development of its "smart house" technology and markets for the Company's new home command center.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     MANAGEMENT  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the valuation of deferred tax assets, the realizability of accounts receivable and the value of goodwill.

     REVENUE  RECOGNITION
     --------------------

     Service revenue is recognized at the time services are performed. Retail merchandise sales are recognized upon shipment of the merchandise.

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

     Cash and accounts receivable are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks selected based upon management's assessment of the bank's financial stability. Cash balances are currently maintained in banks in the United States, Estonia and Lithuania. Cash balances in U.S. banks may periodically exceed the $100,000 federal depository insurance limit.

     Accounts receivable arise primarily from transactions with customers in the United States, Estonia and Lithuania. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is generally not required for credit granted.

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     INVENTORY
     ---------

     Inventory consists primarily of jewelry and fine gift items held for retail sale and is recorded at the lower of aggregate cost or market with cost determined using the first-in, first-out (FIFO) method.

     PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives of the various classes of depreciable property as follows:

        Computers and telecommunications equipment          2 - 5 years
        Furniture and office equipment                      2 - 5 years

     Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

     GOODWILL
     --------

     Goodwill, which represents the cost in excess of net assets of businesses acquired is being amortized using the straight-line method over fifteen years. The balance is presented net of accumulated amortization of $30,307 and $15,064 at December 31, 2001 and 2000, respectively.

     Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142 (See New Accounting Pronouncements) and goodwill will no longer be amortized. Under the provisions of SFAS No. 142, the Company must assess goodwill for impairment at least annually using implied fair value estimates that are based upon a hypothetical current purchase price allocation to a reporting unit's assets and liabilities. The resulting goodwill from that hypothetical purchase price allocation is then compared to the recorded goodwill for possible impairment. The fair values used in the hypothetical purchase price allocation should be based on the most reliable indicator of fair value such as quoted market prices in an active market or multiples of earnings or revenues.

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

     FOREIGN  CURRENCY  TRANSLATION
     ------------------------------

     Effective January 1, 1998, the Company determined that the local currency is the functional currency for its Estonian and Lithuanian subsidiaries under Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" ("FAS 52"). Under FAS 52, assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period.

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

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 141 and SFAS No. 142 will have a continuing impact on the Company's future results of operations and financial position because at December 31, 2001, the Company has $278,212 of goodwill recorded on its balance sheet and during the years ended December 31, 2001 and 2000, the Company recognized goodwill amortization of $26,243 and $15,064, respectively.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have any impact on the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The implementation of SFAS No. 144 is not expected to have any impact on the Company's results of operations or financial position.

     RECLASSIFICATIONS
     -----------------

     Certain amounts presented in the financial statements for the year ended December 31, 2000 have been reclassified to conform to the 2001 presentation.


2.   RECAPITALIZATION
     ----------------

     On September 28, 1998 First Capital International, Inc. was acquired by EIP Liisingu AS ("EIP"), an Estonian corporation, in a recapitalization transaction accounted for similar to a reverse acquisition without recognition of goodwill. First Capital International, Inc. was the "acquired" company in the transaction, but remains the surviving legal entity. Prior to the acquisition First Capital International, Inc. was a non-operating public shell corporation with no significant assets. Accordingly, the transaction was treated as an issuance of stock by First Capital International, Inc. for EIP's net monetary assets, accompanied by a recapitalization. In connection with this transaction, First Capital International, Inc. issued 34,000,000 shares of common stock in exchange for all outstanding shares of EIP. In connection with the recapitalization transaction, the outstanding common stock of First Capital International, Inc. was essentially substituted for the common stock of EIP and the difference was included in additional paid-in capital.


3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2001 and 2000, the Company incurred net losses of $(2,476,737) and $(587,475), respectively, and had negative cash flows from operations of $(530,773) and $(605,374). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     - In the long-term, Management believes that cash flows from acquired businesses and from home automation products that the Company is currently developing will provide the resources for its continued operations.

     There can be no assurance that the Company's planned private placement of equity securities will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

     - The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations.

     - The ability of the Company to acquire or internally develop viable businesses.

     - The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


4.   ACQUISITIONS
     ------------

     During the years ended December 31, 2001 and 2000, the Company acquired five companies that management believed would fit well into its business strategy. All of the acquisitions were accounted for using the purchase method and following is a summary of the companies acquired, the date of acquisition, the purchase price, the method of payment and the allocation of the purchase price to the assets and liabilities of the companies acquired:

     TGK-LINK  AS  ("TGK")
     ---------------------

     On January 12, 2001, the Company acquired 65% of TGK, an Estonian public limited company that provides Internet banking services in Estonia. The Company acquirered the remaining 35% of TGK in July 2001 for a nominal cash payment. The total purchase price was approximately $35,000 based on the issuance of 100,000 shares of the Company's common stock and the payment of $15,000 in cash.

     UAB  MEDIAFON  ("MEDIAFON")
     ---------------------------

     On June 29, 2001, the Company acquired 51% of Mediafon, A Lithuanian close joint stock company that provides internet and VOIP services in Lithuania. The net purchase price was approximately $7,000 in cash and, although the Company has a 51% interest in Mediafon, its voting interest is only 49%. The Company may be required to make additional cash payments in connection with the Mediafon acquisition if Mediafon exceeds certain profit levels on existing business.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

4.   ACQUISITIONS,  CONTINUED
     ------------------------

     Following is a summary of assets acquired and liabilities assumed in the business purchases that occurred during the year ended December 31, 2001:




                                        TGK      MEDIAFON     TOTAL
                                     ---------  ----------  ---------
Assets acquired:
  Fair value of tangible assets
    acquired                         $ 38,358   $  34,072   $ 72,430
  Excess of cost over net assets
    of business acquired               29,777      23,242     53,019
                                     ---------  ----------  ---------

    Total assets acquired              68,135      57,314    125,449

Cash paid or payable, net of cash
  acquired                            (10,275)     (7,281)   (17,556)
Market value of common stock issued
  or issuable                         (20,310)          -    (20,310)
                                     ---------  ----------  ---------

Liabilities assumed and minority
  interest                           $ 37,550   $  50,033   $ 87,583
                                     =========  ==========  =========




     MAINOR  ANET  AS  ("ANET")
     --------------------------

     On March 24, 2000, the Company acquired Anet, an Estonian corporation that provides internet access services in the Baltic region and Russia. The total purchase price was $225,000 and consisted of 250,000 shares of the Company's common stock and $50,000 in cash.

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

     ANDEVIS  AS  ("ANDEVIS")
     ------------------------

     On July 5, 2000, the Company acquired 98.8% of Andevis, an Estonian corporation that provides software subcontracting services to clients in Europe. The total purchase price was $215,000 based on the issuance of 429,474 shares of the Company's common stock. The purchase was accomplished by the issuance of 354,270 shares at the date of the acquisition and the planned issuance of up to 75,204 shares based on the operating result achieved by Andevis for the year ended December 31, 2000. No cash consideration was paid in connection with this transaction.

     Following is a summary of assets acquired and liabilities assumed in the business purchases that occurred during the year ended December 31, 2000:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

4.   ACQUISITIONS,  CONTINUED
     ------------------------

                                 ANET      FLAMINGO    ANDEVIS      TOTAL
                              ----------  ----------  ----------  ----------
Assets acquired:
  Fair value of tangible
    assets acquired           $ 192,000   $  19,000   $ 110,228   $ 321,228
  Excess of cost over net
    assets of business
    acquired                     95,865     101,500     158,135     355,500
                              ----------  ----------  ----------  ----------

    Total assets acquired       287,865     120,500     268,363     676,728

Cash paid or payable, net of
  cash acquired                 (42,758)          -           -     (42,758)
Market value of common stock
  issued or issuable           (175,000)   (112,500)   (215,000)   (502,500)
                              ----------  ----------  ----------  ----------

Liabilities assumed and
  minority interest           $  70,107   $   8,000   $  53,363   $ 131,470
                              ==========  ==========  ==========  ==========

5.   DISCONTINUED  OPERATIONS
     ------------------------

     During the years ended December 31, 2001 and 2000, the Company discontinued certain business operations as follows:

     EIP  LIISINGU  AS  ("EIP")
     --------------------------

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

     FLAMINGO  TRAVEL,  INC.  ("FLAMINGO")
     -------------------------------------

     On September 28, 2001 the Company completed the sale of Flamingo Travel back to its previous owners because this travel service operation did not produce the results that the Company anticipated. The sales price for Flamingo was approximately $2,000; however, Flamingo had cash at the date of sale resulting in a net reduction of cash as a result of the sale. Flamingo was the Company's only travel service operation and, accordingly, Flamingo has been treated as a discontinued business operation. The Company's loss on sale of Flamingo was $(17,223).

     Following is summary financial information for the Company's discontinued leasing and travel service operations for the years ended December 31, 2001 and 2000:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


5.   DISCONTINUED  OPERATIONS,  CONTINUED
     ------------------------------------

                                         FLAMINGO                EIP
                                 -------------------------  ------------
                                 JANUARY 1,                  JANUARY 1,
                                   2001 TO     YEAR ENDED     2000 TO
                                  SEPTEMBER     DECEMBER      JULY 24,
                                  28, 2001      31, 2000        2000
                                 -----------  ------------  ------------
Revenue:
  Interest income                $         -  $         -   $    14,255
  Other operating revenue                  -            -         4,546
  Booking revenue                    127,684       82,908             -
                                 -----------  ------------  ------------

    Total revenue                    127,684       82,908        18,801
                                 -----------  ------------  ------------

Costs and expenses:
  Selling, general and adminis-
    trative expenses                 107,271      126,722        20,560
  Interest expense                         -            -        10,699
                                 -----------  ------------  ------------

    Total costs and expenses         107,271      126,722        31,259
                                 -----------  ------------  ------------

Income (loss) from operations         20,413      (43,814)      (12,458)

Loss on marketable
  equity securities                        -            -       (14,090)
                                 -----------  ------------  ------------

Income (loss) from operation
  of discontinued business       $    20,413  $   (43,814)  $   (26,548)
                                 ===========  ============  ============

6.   ACCOUNTS  RECEIVABLE
     --------------------

Accounts receivable at December 31, 2001 were as follows:

  Trade accounts receivable                                  $ 128,070

  Less allowance for doubtful accounts                          (3,601)
                                                             ----------

                                                             $ 124,469
                                                             ==========


7.   PROPERTY  AND  EQUIPMENT
     ------------------------

Property and equipment at December 31, 2001 was as follows:

  Computers and telecommunications equipment                 $ 233,860
  Office furniture and equipment                                13,655
                                                             ----------

                                                               247,515
  Less accumulated depreciation                               (126,814)
                                                             ----------

                                                             $ 120,701
                                                             ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

8.   NOTE  PAYABLES
     --------------

Notes payable at December 31, 2001, were as follows:

Note payable to a finance company under a $23,000
  revolving line of credit, bearing interest at 8.9%
  per year and due on demand.  This note is uncol-
  lateralized.                                             $ 16,136

Other notes payable, due on demand.                           9,036
                                                           --------

                                                           $ 25,172
                                                           ========


9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

Accounts payable and accrued liabilities at December 31, 2001 were as follows:

  Trade accounts payable                                   $106,138
  Accrued payroll and other taxes                            15,070
  Accrued payroll and compensation                           14,118
  Other accrued liabilities                                  57,874
                                                           --------

                                                           $193,200
                                                           ========

10.  INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2001, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $2,410,000 which expire in 2008 through 2021. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change in the Company in connection with the reverse merger with EIP (See Note 3) limits the Company's ability to utilize NOL carryforwards generated prior to September 28, 1998 to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 2001 are as follows:



  Net operating losses                        $ 819,611
  Allowance for doubtful accounts receivable      1,224
                                              ----------

    Total deferred tax assets                   820,835

  Valuation allowance                          (820,835)
                                              ----------

      Net deferred tax assets                 $       -
                                              ----------

  Difference in basis of property and other
    and equipment and other                       4,611
                                              ----------
  Total deferred tax liability                    4,611
                                              ----------

    Net deferred tax liability                $   4,611
                                              ==========



     For financial reporting purposes, loss from continuing operations before provision for income taxes and minority interest includes the following components:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


10.  INCOME  TAXES,  CONTINUED
     -------------------------

                                                2001         2000
                                            ------------  ----------
  United States                             $(2,366,970)  $(605,239)
  Foreign                                       (95,070)    (43,295)
                                            ------------  ----------

    Loss before provision for income taxes
      and minority interest                 $(2,462,040)  $(648,534)
                                            ============  ==========

     Significant  components  of  the provision for income taxes are as follows:

                                      2001   2000
                                     ------  -----
  Current foreign taxes (Lithuania)  $1,375  $   -
  Deferred foreign taxes (Lithuania)  4,611      -
                                     ------  -----

    Provision for income taxes       $5,986  $   -
                                     ======  =====

     All  foreign  income  taxes  are  attributable  to operations in Lithuania.

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to loss from continuing operations is as follows:

                                        2001                  2000
                               --------------------  --------------------
                                 AMOUNT    PERCENT     AMOUNT    PERCENT
                               ----------  --------  ----------  --------
  Benefit for income tax at
    federal statutory rate     $ 837,093      34.0%  $ 201,540      34.0%
  Non-deductible compensation   (595,170)    (24.3)    (13,969)     (2.4)
  Increase in valuation
    allowance                   (231,624)     (9.6)   (182,790)    (30.8)
  Other                           (4,313)      0.1      (4,781)     (0.8)
                               ----------  --------  ----------  --------

                               $   5,986       0.2%  $       -       - _%
                               ==========  ========  ==========  ========

11.  OPERATING  LEASE
     ----------------

     The Company has also entered into an operating lease for office space. The lease provides for renewal options, payment of taxes and utilities by the Company, and charges for certain costs to the landlord. Rental expense under operating leases was approximately $75,000 and $64,000 during the years ended December 31, 2001 and 2000, respectively.

     Future annual minimum lease payments due under operating leases with remaining lease terms of greater than one year at December 31, 2001 are as follows:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

11.  OPERATING  LEASE,  CONTINUED
     ----------------------------

   YEAR ENDED
  DECEMBER 31,
  ------------
      2002                                    $   19,488
      2003                                        17,088
      2004                                         4,272
                                              ----------

     Total  minimum  lease  payments          $   40,848
                                              ==========

     In addition to the long-term operating leases described above, the Company also sub-leases certain office space from a related party on a month-to-month basis (See Note 14).

12.  STOCKHOLDER'S  EQUITY
     ---------------------

     PREFERRED  STOCK
     ----------------

     The Company has authorized 10,000,000 shares of serial preferred stock for which the Company's Board of Directors may designate voting power, preferences, limitations and restrictions. No preferred stock has been issued as of December 31, 2001.

     COMMON  STOCK
     -------------

     During the years ended December 31, 2001 and 2000, the Company sold and issued 10,712,000 and 6,190,270 shares of common stock, respectively. Certain of the shares were issued for employee and non-employee compensation at prices representing a discount from the fair value of the Company's common stock at the date of issue or other appropriate measurement date, resulting in compensation expense to the Company. Following is a summary of compensatory stock issuances during the years ended December 31, 2001 and 2000:

                                      2001      2000
                                    --------  --------
Shares of common stock issued as
  compensation                        92,000   266,000

Compensation expense recognized in
  the statement of operations       $ 12,500  $ 41,085

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


12.  STOCKHOLDER'S  EQUITY,  CONTINUED
     ---------------------------------

     UNISSUED  COMMON  STOCK
     -----------------------

     Unissued common stock at December 31, 2001 is common stock issuable, but not yet issued, as a result of the Company's acquisition of Andevis.


13.  STOCK  OPTIONS
     --------------

     During the years ended December 31, 2001 and 2000, the Company issued non-qualified options to investors, employees, officers and directors and all such options are immediately exercisable for shares of the Company's common stock. The table below summarizes the annual activity in the Company's stock options:

                                                           WEIGHTED
                                                            AVERAGE
                                                           EXERCISE
                               OPTIONS    EXERCISE PRICE     PRICE
                              ----------  ---------------  ---------
Balance at December 31, 1999  5,140,000   $ 0.05 to $0.75  $    0.07

  Granted to employees, of-
    ficers and directors      1,120,000   $ 0.20 to $0.50  $    0.32
  Granted to investors        1,800,000   $ 0.15 to $0.13  $    0.44
  Cancelled                    (110,000)  $ 0.10 to $0.75  $    0.16
  Exercised                          -
                              ----------

Balance at December 31, 2000  7,950,000   $ 0.05 to $0.68  $    0.19

  Granted to employees,
    officers and directors      760,000   $ 0.02 to $0.10  $    0.08
  Granted to vendors             60,000   $          0.01  $    0.01
  Cancelled or expired          (80,000)  $ 0.10 to $0.68  $    0.32
  Exercised                     (30,000)  $          0.02
                              ----------

Balance at December 31, 2001  8,660,000   $ 0.01 to $0.50  $    0.09
                              ==========

     During the year ended December 31, 2001, 7,210,000 of the Company's stock options were repriced or extended. The repricings were from original exercise prices ranging from $0.10 to $0.53 per share to new exercise prices of $0.08 to $0.10 per share. The new exercise prices were well below the quoted market value of the Company's common stock at the date of repricing. Accordingly, both the repricing and extension for the year ended December 31, 2001 significantly impacted actual financial results (and the proforma financial information shown below). The repricing and extension of options resulted in compensation charges of $1,138,200 for the year ended December 31, 2001.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

13.  STOCK  OPTIONS,  CONTINUED
     --------------------------

     The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options were less than the fair value of the Company's stock on the date of grant, repricing or extension, compensation expense has been recognized in these financial statements to reflect the value of stock option-related compensation to employees of $912,200 and $8,460 for the years ended December 31, 2001 and 2000, respectively. During 2001, the Company also recognized stock option compensation of $297,600 to non-employees. The fair value of the Company's common stock, for purposes of determining compensation expense associated with stock options, was determined based upon the quoted market price of the Company's common stock for employees and based upon the Black-Scholes option pricing model for non-employees.

     Had the Company elected to recognize compensation cost for stock options based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) per share would have reflected the proforma amounts indicated below:

                                          2001         2000
                                      ------------  ----------
Net loss as reported                  $(2,476,737)  $(587,475)
Proforma as reported                  $(2,626,669)  $(732,539)
Basic and diluted net loss per share  $     (0.03)  $   (0.01)

     The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2001 and 2000:

                             2001       2000
                         -----------  --------
Dividend yield                  0.0%      0.0%
Expected volatility           100.0%     80.0%
Risk-free interest rate         5.0%      6.0%
Expected holding period  0.4 to 3.0
                              years    2 years

     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     All outstanding stock options are currently exercisable. A summary of outstanding stock options at December 31, 2001 follows:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

13.  STOCK  OPTIONS,  CONTINUED
     --------------------------

 NUMBER OF                      REMAINING
COMMON STOCK                   CONTRACTUAL   EXERCISE
EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)   PRICE
------------  ---------------  ------------  --------
     110,000  January 2002              0.1      0.25
      50,000  February 2002             0.1      0.08
     230,000  February 2002             0.1      0.10
      60,000  March 2002                0.2      0.10
     300,000  March 2002                0.2      0.50
     100,000  September 2002            0.7      0.10
      60,000  September 2002            0.7      0.01
   1,000,000  June 2003                 1.5      0.10
     150,000  September 2003            1.7      0.10
      30,000  October 2003              1.8      0.10
      20,000  October 2003              1.8      0.20
     300,000  March 2004                2.2      0.10
   4,000,000  April 2004                2.3      0.05
     550,000  April 2004                2.3      0.08
   1,700,000  April 2004                2.3      0.10
------------

   8,660,000
============


14.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2001 and 2000, the Company engaged in certain related party transactions as follows:

     During 2001, the Company acquired the rights to certain home automation technology from a major stockholder who is also the Company's chief executive officer. The purchase price for the technology was 3,000,000 shares of the Company's common stock with a fair value $510,000. The purchase price was charged directly to compensation expense because the technology was still in development. This expense is included in stock and option based compensation in the accompanying statement of operations.

     During 2001 the company repriced and extended many of its stock options to employees. Concurrent with those repricings and extensions, the Company extended and repriced 1,800,000 stock options of a major stockholder for which the Company's chief executive officer exercises voting powers. The repricing and extension has been treated as compensation expense of $288,000, which is included in stock and option based compensation in the accompanying statement of operations.

     During 2000 the Company incurred interest on long-term debt to the former parent of EIP Lissingu, A.S. of $10,699. EIP was sold in 2000 and, accordingly, no interest expense related to the debt was incurred in 2001.

     During 2001 and 2000 the Company subleased office space from a company 100% owned by the Company's president. The sublease is on a month-to-month basis and provides for monthly payments of $2,343. Total rent expense recognized with respect to this lease during each of the years ended December 31, 2001 and 2000 was $28,116.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


15.  SEGMENT  AND  GEOGRAPHIC  INFORMATION
     -------------------------------------

     The Company currently operates in the internet commerce, internet service and travel sectors and is actively seeking additional qualified businesses to acquire. The Company's three reportable segments are based upon geographic area and type of business. All subsidiaries in Estonia currently operate with the Estonian kroon as their functional currency.

     The corporate component of operating income (loss) represents corporate general and administrative expenses. Corporate assets include cash and cash equivalents.

     Following  is  a  summary  of  segment  information:

                                                    2001         2000
                                                ------------  ----------
Net Revenue:
  United States - corporate, internet commerce
    and home automation systems                 $   259,078   $ 100,649
  Estonia - internet Service                        214,166     221,605
  Estonia - telecommunications and contract
    software development                            314,699     238,088
  Lithuania - telecommunications                    126,307           -
                                                ------------  ----------

    Total net revenue                           $   914,250   $ 560,342
                                                ============  ==========


Depreciation and amortization:
  United States - corporate, internet commerce
    and home automation systems                 $       827   $     667
  Estonia - internet service                         62,279      24,918
  Estonia - telecommunications and contract
    software development                             28,382      12,726
  Lithuania - telecommunications                      3,658           -
                                                ------------  ----------

    Total depreciation and amortization         $    95,146   $  38,311
                                                ============  ==========


Income (loss) from operations:
  United States - corporate, internet commerce
    and home automation systems                 $(2,351,794)  $(605,239)
  Estonia - internet service                       (135,966)    (62,185)
  Estonia - telecommunications and contract
    software development                            (10,406)     18,890
  Lithuania - telecommunications                     38,681           -
                                                ------------  ----------

    Total loss from operations                  $(2,459,485)  $(648,534)
                                                ============  ==========


Assets:
  United States - corporate, internet commerce
    and home automation systems                 $    87,676   $ 297,772
  Estonia - internet service                        215,361     196,509
  Estonia - telecommunications and contract
    software development                            247,071     252,826
  Lithuania - telecommunications                     99,724           -
  Discontinued travel services operations                 -     140,942
                                                ------------  ----------

    Total assets                                $   649,832   $ 888,049
                                                ============  ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

15.  SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
     -------------------------------------------------

Capital expenditures:
  United States - corporate, internet
    commerce and home automation systems  $      -  $      -
  Estonia - internet service                 7,629       387
  Estonia - telecommunications and
    contract software development           23,448    10,511
  Lithuania - telecommunications            12,400         -
                                          --------  --------

    Total capital expenditures            $ 43,477  $ 10,898
                                          ========  ========


Long-lived assets:
  United States - corporate, internet
    commerce and home automation systems  $  1,685  $  2,513
  Estonia - internet service                58,220    85,379
  Estonia - telecommunications and
    contract software development           30,091    24,821
  Lithuania - telecommunications            30,705         -
  Discontinued travel services operations        -     9,504
                                          --------  --------

    Total long-lived assets               $120,701  $122,217
                                          ========  ========

16.  MAJOR CUSTOMERS
     ---------------

     During the year ended December 31, 2001, merchandise sales to one major United States corporate customer accounted for approximately 10% of total revenue and 40% of merchandise sales.

17.  SUBSEQUENT EVENTS
     -----------------

     In March 2002, the Company made a formal decision to market and ultimately sell many of the Eastern European subsidiaries that it acquired in 2000 and 2001. Management believes that the Company's resources will need to be shifted to the Company's new "smart house" technology.