Form 10QSB
period 2002-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2002-05-15
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

  [ ]   TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM             TO
                                                 ---------      ----------
                        COMMISSION  FILE  NUMBER:  000-26271

                        FIRST  CAPITAL  INTERNATIONAL,  INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 DELAWARE                               76-0582435
       (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                 5120  WOODWAY,  SUITE  9004,  HOUSTON,  TEXAS  77056
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S  TELEPHONE  NUMBER:  (713)  629-4866
                       ISSUER'S  FAX  NUMBER:  (713)  629-4913

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

   STATE  THE  NUMBER  OF  SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
     COMMON  EQUITY,  AS  OF  May  14,  2002,  THERE  WERE  87,664,702 SHARES OF
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
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS



                        FIRST CAPITAL INTERNATIONAL, INC.
                                   ----------



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   ----------


                                                                         PAGE(S)
                                                                         -------

Unaudited Consolidated Condensed Financial Statements:

   Consolidated Condensed Balance Sheet as of March 31, 2002
     and December 31, 2001                                                   F-3

   Unaudited Consolidated Condensed Statement of Operations
     for the three months ended March 31, 2002 and 2001                      F-4

   Unaudited Consolidated Condensed Statement of Stockholders'
     Equity for the three months ended March 31, 2002                        F-5

   Unaudited Consolidated Condensed Statement of Cash Flows
     for the three months ended March 31, 2002 and 2001                      F-6

Notes to Unaudited Consolidated Condensed Financial Statements               F-7

                        FIRST CAPITAL INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   ----------


                                                               MARCH 31,     DECEMBER 31,
                                                                  2002           2001
     ASSETS                                                   (UNAUDITED)       (NOTE)
     ------                                                   ------------  --------------
Current assets:
  Cash and cash equivalents                                   $    38,888   $      32,556
  Accounts receivable, net                                        134,324         124,469
  Inventory                                                        92,310          69,494
  Prepaid expenses and other                                       25,806          24,400
                                                              ------------  --------------

    Total current assets                                          291,328         250,919

Goodwill, net                                                           -         278,212

Property and equipment, net                                       104,340         120,701
                                                              ------------  --------------

      Total assets                                            $   395,668   $     649,832
                                                              ============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                               $     8,698   $      25,172
  Accounts payable and accrued liabilities                        351,295         193,200
                                                              ------------  --------------

    Total current liabilities                                     359,993         218,372

Deferred income taxes                                                   -           4,611

Minority interest                                                  15,883          30,917

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 87,664,702 and 86,963,412 shares issued
    and outstanding at March 31, 2002 and December 31, 2001,
    respectively                                                   87,664          86,963
  Additional paid-in capital                                    6,298,794       6,157,499
  Unissued common stock                                           120,000          37,865
  Accumulated deficit                                          (6,487,856)     (5,885,029)
  Accumulated other comprehensive loss                              1,190          (1,366)
                                                              ------------  --------------

      Total stockholders' equity                                   19,792         395,932
                                                              ------------  --------------

        Total liabilities and stockholders' equity            $   395,668   $     649,832
                                                              ============  ==============

Note: The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   ----------


                                                            MARCH 31,     MARCH 31,
                                                               2002          2001
                                                           ------------  ------------
Revenue:
  Service revenue                                          $   192,240   $   120,474
  Merchandise sales                                             37,212       104,953
                                                           ------------  ------------

    Total revenue                                              229,452       225,427
                                                           ------------  ------------

Costs and expenses:
  Cost of providing services                                   126,308        73,188
  Cost of merchandise sold                                      15,410        60,542
  Operating and general expenses                               272,673       230,918
  Stock and option based compensation                           92,753             -
  Amortization of goodwill                                           -         4,919
  Depreciation expense                                          21,744        17,924
                                                           ------------  ------------

    Total costs and expenses                                   528,888       387,491
                                                           ------------  ------------

Loss from operations                                          (299,436)     (162,064)

Other income (expense):
  Interest income                                                  426         1,058
  Other income (expense)                                       (68,688)         (361)
  Interest expense                                              (1,338)         (540)
  Provision for impairment of goodwill                        (240,347)            -
                                                           ------------  ------------

    Other income, net                                         (309,947)          157
                                                           ------------  ------------

Loss from continuing operations before provision for
  income taxes and minority interest                          (609,383)     (161,907)

Benefit (provision) for income taxes                             4,611             -
                                                           ------------  ------------

Loss from continuing operations before minority interest      (604,772)     (161,907)

Minority interest                                                1,945         4,062
                                                           ------------  ------------

  Loss from continuing operations                             (602,827)     (157,845)

Discontinued operations:
  Income from operation of discontinued business segment             -         6,452
                                                           ------------  ------------

      Income from discontinued operations                            -         6,452
                                                           ------------  ------------

Net loss                                                   $  (602,827)  $  (151,393)
                                                           ============  ============

Basic and diluted net loss per common share:
  Continuing operations                                    $     (0.01)  $     (0.00)
  Discontinued operations                                         0.00          0.00
                                                           ------------  ------------

    Total                                                  $     (0.01)  $     (0.00)
                                                           ============  ============

Weighted average shares outstanding                         87,314,057    76,486,142
                                                           ============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   ----------

                                                                                                    ACCUMULATED
                                                                                                    OTHER COMP-     TOTAL
                                                           ADDITIONAL    UNISSUED                    REHENSIVE      STOCK-
                                        COMMON     STOCK     PAID-IN      COMMON     ACCUMULATED      INCOME       HOLDERS'
                                        SHARES    AMOUNT     CAPITAL      STOCK        DEFICIT        (LOSS)        EQUITY
                                      ----------  -------  -----------  ----------  -------------  -------------  ----------
Balance at December 31, 2001          86,963,412  $86,963  $ 6,157,499  $  37,865   $ (5,885,029)  $     (1,366)  $ 395,932

Net loss                                       -        -            -          -       (602,827)             -    (602,827)

Other comprehensive income-foreign
  currency translation                         -        -            -          -              -          2,556       2,556
                                                                                                                  ----------

  Comprehensive loss                                                                                               (600,271)
                                                                                                                  ----------

Common stock issued for cash             616,290      616       23,963          -              -              -      24,579

Common stock issued to officers and
  employees as compensation               75,000       75       60,335          -              -              -      60,410

Common stock issued to vendors for
  services performed                      10,000       10        1,190          -              -              -       1,200

Compensatory stock options issued
  to officers and employees                    -        -       51,837          -              -              -      51,837

Compensatory stock options issued
  to vendors and other third parties           -        -        3,970          -              -              -       3,970

Adjustment of the purchase price of
  businesses previously acquired               -        -            -    (37,865)             -              -     (37,865)

Preferred stock sold but not yet
  issued                                       -        -            -    120,000              -              -     120,000
                                      ----------  -------  -----------  ----------  -------------  -------------  ----------

Balance at March 31, 2002             87,664,702  $87,664  $ 6,298,794  $ 120,000   $ (6,487,856)  $      1,190   $  19,792
                                      ==========  =======  ===========  ==========  =============  =============  ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   ----------


                                                     MARCH 31,   MARCH 31,
                                                        2002        2001
                                                    -----------  ---------
Cash flows from operating activities                $(115,739)  $  (43,311)
                                                    ----------  -----------

Cash flows from investing activities:
  Acquisition of furniture and equipment               (5,383)      (2,136)
  Acquisition of TGK-Link AS                                -      (10,275)
                                                    ----------  -----------

    Net cash required by investing activities          (5,383)     (12,411)
                                                    ----------  -----------

Cash flows from financing activities:
  Proceeds from sale of common and preferred stock    144,579       45,000
  Proceeds from notes payable                               -       23,020
  Payments on notes payable                           (16,474)      (1,000)
                                                    ----------  -----------

    Net cash provided by financing activities         128,105       67,020
                                                    ----------  -----------

Effects of exchange rate changes on cash                 (651)      (3,081)
                                                    ----------  -----------

Net increase in cash and cash equivalents               6,332        8,217

Cash and cash equivalents, beginning of period         32,556      179,915
                                                    ----------  -----------

Cash and cash equivalents, end of period            $  38,888   $  188,132
                                                    ==========  ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2001 and 2000. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


2.   INCOME  TAXES
     -------------

     The difference between the 34% federal statutory income tax rate shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


3.   GOING  CONCERN  CONSIDERATION
     -----------------------------

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   ----------


3.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     - The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


4.   GOODWILL
     --------

     During the quarter ended March 31, 2002, based on decisions to concentrate the Company's efforts on home automation systems, all goodwill related to Estonian and Lithuanian subsidiaries was written off resulting in a $240,347 provision for impairment of goodwill.


5.   SEGMENT  AND  GEOGRAPHIC  INFORMATION
     -------------------------------------

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

     Following  is  a  summary  of  segment  information:

                                                       THREE MONTHS ENDED
                                                      ----------------------
                                                      MARCH 31,   MARCH 31,
                                                         2002        2001
                                                     ----------  ----------
      Net Revenue:
        United States - corporate, internet commerce
          and home automation systems                 $   41,097  $  106,128
        Estonia - internet service                        36,928      36,961
        Estonia - telecommunications and contract
          software development                           101,668      82,338
        Lithuania - telecommunications                    49,759           -
                                                      ----------  ----------

          Total net revenue                           $  229,452  $  225,427
                                                      ==========  ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   ----------


4.   SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
     -------------------------------------------------

                                                        THREE MONTHS ENDED
                                                     ---------------------------
                                                       MARCH 31,     MARCH 31,
                                                         2002           2001
                                                     -----------  --------------
     Depreciation
      United States - corporate, internet commerce
         and home automation systems                 $    1,268   $         317
       Estonia - internet service                        10,753          11,893
       Estonia - telecommunications and contract
         software development                             8,149           5,714
       Lithuania - telecommunications                     1,574               -
                                                     -----------  --------------

         Total depreciation                          $   21,744   $      17,924
                                                     ===========  ==============

     Income (loss) from operations:
       United States - corporate, internet commerce
         and home automation systems                 $ (218,816)  $    (116,379)
       Estonia - internet service                       (78,560)        (32,787)
       Estonia - telecommunications and contract
         software development                               575         (12,898)
       Lithuania - telecommunications                    (2,635)              -
                                                     -----------  --------------

         Total loss from operations                  $ (299,436)  $    (162,064)
                                                     ===========  ==============


                                                      MARCH 31,    DECEMBER 31,
                                                         2002          2001
                                                     -----------  -------------
     Assets:
       United States - corporate, internet commerce
         and home automation systems                 $   98,903   $      87,676
       Estonia - internet service                        93,518         215,361
       Estonia - telecommunications and contract
         software development                           113,521         247,071
       Lithuania - telecommunications                    89,726          99,724
                                                     -----------  --------------

         Total assets                                $  395,668   $     649,832
                                                     ===========  ==============

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

     The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company's management to operate on a global basis; the ability of the Company to effectuate and successfully operate acquisitions, and new operations; the ability of the Company to obtain acceptable forms and amounts of financing to fund current operations and planned acquisitions; the political, economic and military climate in nations where the Company may have interests and operations; the ability to engage the services of suitable consultants or employees in foreign countries; and competition and the ever-changing nature of the technology and the telecommunications industries. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

     We are currently on the stage of final selection of manufacturers for our home automation system - VIP Systems(TM). For the last three months we have been researching various manufacturing facilities in Asia, Europe and USA. We are currently negotiating contracts with several manufacturers and expecting to conclude this process by summer 2002. The System allows you to control your home remotely from anywhere in the world, it has a built into the wall futuristic look, a touch screen command panel, it's fully Internet enabled and easy to operate. We believe that all these features can attract customers to our product.

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

     In November 2001 we established a new dealership in San Antonio, Texas. Also, the company successfully participated in several Trade Shows: Consumer Electronics Show in Las Vegas, NV in January 2002; International Builders Show in Atlanta, GA and show in San Antonio, TX in February 2002; Electronic House Expo in Orlando, FL in March 2002. We also participated in Bob Vila's dotCom dreamHome project and presented our System during the Grand Opening in Las Vegas, NV in Aril, 2002.

     Our partnership with CompUSA transformed into a strong alliance under the CompUSA's Nationwide Program "Digital Living Partnership". We installed our System in the CompUSA's Digital Living Center in Plano, TX, that will be ready for the Grand Opening in May 2002. Our Touch Screen system is playing a central role in the home automation environment marketing by CompUSA Nationwide. We are planning to present the VIP System(TM) jointly with CompUSA at the "Connections 2002" show in Dallas, TX in May 2002.

     We own and operate several web sites: Web design site www.3dzip.com, legal directory online www.legalclaims.com, and 3D shopping mall www.plazaroyal.com. We intend to sell off our Internet web sites as we focus on the Home Automation Technology.


ANALYSIS  OF  FINANCIAL  CONDITION


     We currently plan to increase the number of our employees. Expansion of our work force and support of our current operations will be financed from sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.


GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $602,827 and $151,393 during the three months ended March 31, 2002 and 2001, respectively. We had negative cash flows from operations of $115,739 and $43,311 during the three months ended March 31, 2002 and 2001. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

- Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

-    Our  ability  to  acquire  or  internally  develop  viable  businesses

- Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations

     As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2001 and 2000, indicating that substantial doubt exists about our ability to continue as a going concern.

     Our ability to achieve profitability depends on our ability to successfully develop and market Home Automation technology and telecommunications. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with our operations.

     Recurring losses have resulted in an accumulative deficit of $6,487,856 at March 31, 2002, and $5,885,029 at March 31, 2001. Revenues for the three months ended March 31, 2002 were $229,452 compared to revenues of $225,427 for the three months ended March 31, 2001. The increase in our revenue is a direct result of acquisitions and our efforts to refocus our. Losses in the three months ended March 31, 2002 and 2000 were attributable primarily to the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

     Business development resulted in corporate headquarters accounting for approximately 99% of our total net loss in the three months ended March 31, 2002 and 2001.


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


RESULTS  OF  OPERATIONS

     We  had  a  plan  to  dispose of all of our leasing operations, and in July
2000, we sold EIP for $10,000 cash and recognized a gain of $131,421 on the sale. The operations of the discontinued leasing operation were presented as a single line item in our audited financial statements for the year ended December 31, 2000 as a gain (loss) from discontinued leasing operations.


THE THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     During the three months ended March 31, 2002, our revenues from continuing operations were $229,452 as compared to $225,427 for the three months ended March 31, 2001.

     During the three months ended March 31, 2002, operating and general expenses increased by $41,755 or 18% as compared to the three months ended March 31, 2001. This increase was made up of increases in personnel costs and in administrative expenses. The increases were attributable to the development of our internal structure to support growing operations.

     Depreciation expense were $21,744 in the three months ended March 31, 2002 as compared to $17,924 in the three months ended March 31, 2001, and the increase is directly related to businesses we acquired. Each business had equipment and each acquisition included a cost that was in excess of the net assets acquired.

     During the three months ended March 31, 2002 and 2001 we had stock and option based compensation of $92,753 and $0 due to the issuance or sale of common stock at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the three months ended March 31, 2002, we had a net loss of $602,827 as compared to a net loss of $151,393 in the three months ended March 31, 2001. Since March 31, 2001, our stock and option based compensations and operating expenses increased due to our acquisition activities. All these factors contributed to the results of operations. Our losses are attributable to our operations in both the United States and Eastern Europe.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2002, we had cash resources of $38,888. We estimate that during three months ending June 30, 2002, our cash requirements will be approximately $150,000, or $50,000 per month. We do not presently believe that we will have positive cash flow from operations in 2002 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made during the three months ending June 30, 2002, if funds are available: $100,000 for home automation technology; $100,000 for marketing expenses; and $150,000 for business development.

     During  the  three  months  ended  March  31, 2002, we raised approximately
$25,000  in  cash  from  the  sale  of  our  securities.

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

                           PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended March 31, 2002, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     During the three months ended March 31, 2002, we issued 701,290 shares of our common stock, 85,000 (the market value for these issuances ranged from $0.12 to $0.16 per share) as a bonus to employees, directors and vendors and 616,290 to investors and employees for cash totaling approximately $25,000. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the three months ended March 31, 2002, we granted options to purchase up to 1,082,710 shares of common stock to our employees, directors and vendors. These options are immediately exercisable at an exercise price ranging from $0.025 to $0.15 per share and expire between January 30, 2003 and January 30, 2005.

     This transaction was a private placement made in reliance on Section 4(2) of the Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    First Capital International, Inc.


Date:  May 15, 2002                 By:  /s/
                                        ----------------------------------
                                        Alex Genin
                                        Chief Executive Officer,
                                        Acting Chief Financial Officer