Form 10QSB
period 2002-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2002-08-14
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF August 14, 2002, THERE WERE 88,977,702 SHARES OF COMMON STOCK OUTSTANDING.

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




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

  Unaudited  Consolidated  Condensed  Financial  Statements:

     Consolidated Condensed Balance Sheet as of June 30, 2002
       and December 31, 2001                                               F-3

     Unaudited Consolidated Condensed Statement of Operations
       for the three months and six months ended June 30, 2002
       and 2001                                                            F-4

     Unaudited Consolidated Condensed Statement of Stockholders'
       Equity for the six months ended June 30, 2002                       F-5

     Unaudited Consolidated Condensed Statement of Cash Flows
       for the six months ended June 30, 2002 and 2001                     F-6

  Notes to Unaudited Consolidated Condensed Financial Statements           F-7

                                   FIRST CAPITAL INTERNATIONAL, INC.
                             UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 2002 AND DECEMBER 31, 2001
                                               __________

                                                                              JUNE 30,   DECEMBER 31,
                                                                                2002         2001
     ASSETS                                                                 (UNAUDITED)     (NOTE)
     ------                                                                ------------  ------------
Current assets:
  Cash and cash equivalents                                                $    13,404   $    32,556
  Accounts receivable, net                                                     166,484       124,469
  Inventory                                                                    121,990        69,494
  Prepaid expenses and other                                                    25,381        24,400
                                                                           ------------  ------------

    Total current assets                                                       327,259       250,919

Goodwill, net                                                                        -       278,212

Property and equipment, net                                                    126,752       120,701
                                                                           ------------  ------------

      Total assets                                                         $   454,011   $   649,832
                                                                           ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                                            $     9,443   $    25,172
  Accounts payable and accrued liabilities                                     216,103       193,200
                                                                           ------------  ------------

    Total current liabilities                                                  225,546       218,372

Deferred income taxes                                                            4,611         4,611

Minority interest                                                               34,320        30,917

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 87,977,202 and 86,963,412 shares issued
    and outstanding at June 30, 2002 and December 31, 2001,
    respectively                                                                87,977        86,963
  Additional paid-in capital                                                 6,334,506     6,157,499
  Unissued common stock                                                        280,000        37,865
  Accumulated deficit                                                       (6,518,444)   (5,885,029)
  Accumulated other comprehensive income (loss)                                  5,495        (1,366)
                                                                           ------------  ------------

      Total stockholders' equity                                               189,534       395,932
                                                                           ------------  ------------

        Total liabilities and stockholders' equity                         $   454,011   $   649,832
                                                                           ============  ============

Note: The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                              FIRST CAPITAL INTERNATIONAL, INC.
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                         __________


                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                      --------------------------  --------------------------
                                          2002          2001          2002        2001  _
                                      ------------  ------------  ------------  ------------
Revenue:
  Service revenue                     $   275,034   $   115,734   $   467,274   $   236,208
  Internet merchandise sales               15,153        29,028        52,365       133,981
  System sales                             41,020             -        41,020             -
                                      ------------  ------------  ------------  ------------

    Total revenue                         331,207       144,762       560,659       370,189
                                      ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of providing services               99,932        68,789       226,240       141,977
  Cost of merchandise sold                 17,153        17,102        32,563        77,644
  Operating and general expenses          253,943       271,000       526,616       501,514
  Stock and option based compensa-
    tion                                   11,713             -       104,466             -
  Amortization of goodwill                      -         4,598             -         9,517
  Depreciation expense                     21,149        19,900        42,893        38,228
                                      ------------  ------------  ------------  ------------

    Total costs and expenses              403,890       381,389       932,778       768,880
                                      ------------  ------------  ------------  ------------

Loss from operations                      (72,683)     (236,627)     (372,119)     (398,691)
                                      ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                             721           651         1,147         1,709
  Other income (expense)                   55,849           465       (12,839)          104
  Interest expense                         (4,516)       (1,292)       (5,854)       (1,832)
  Provision for impairment of
    goodwill                                    -             -      (240,347)            -
                                      ------------  ------------  ------------  ------------

    Other income (expense), net            52,054          (176)     (257,893)          (19)
                                      ------------  ------------  ------------  ------------

Loss from continuing operations
  before income taxes and minority
  interest                                (20,629)     (236,803)     (630,012)     (398,710)

Provision for income tax                   (4,611)            -             -             -
                                      ------------  ------------  ------------  ------------

Loss from continuing operations
  before minority interest                (25,240)     (236,803)     (630,012)     (398,710)

Minority interest                          (5,348)        1,053        (3,403)        5,115
                                      ------------  ------------  ------------  ------------

  Loss from continuing operations         (30,588)     (235,750)     (633,415)     (393,595)
                                      ------------  ------------  ------------  ------------

Discontinued operations:
  Loss from operation of discon-
    tinued business segment                     -       (22,051)            -       (15,599)
                                      ------------  ------------  ------------  ------------

    Loss from discontinued
        operations                              -       (22,051)            -       (15,599)
                                      ------------  ------------  ------------  ------------

Net loss                              $   (30,588)  $  (257,801)  $  (633,415)  $  (409,194)
                                      ============  ============  ============  ============

Basic and diluted net loss per
  common share:
  Continuing operations               $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
  Discontinued operations                       -         (0.00)            -         (0.00)
                                      ------------  ------------  ------------  ------------

    Net loss                          $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
                                      ============  ============  ============  ============

Weighted average shares outstanding    87,477,125    77,941,192    87,366,117    77,213,667
                                      ============  ============  ============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                          FIRST CAPITAL INTERNATIONAL, INC.
                          UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                      __________


                                                                                               ACCUMULATED
                                                                                               OTHER COMP-   TOTAL
                                                            ADDITIONAL   UNISSUED               REHENSIVE    STOCK-
                                          COMMON STOCK       PAID-IN      COMMON   ACCUMULATED    INCOME    HOLDERS'
                                        SHARES     AMOUNT    CAPITAL      STOCK      DEFICIT      (LOSS)     EQUITY
                                      -----------  -------  ----------  ---------  ------------  --------  ----------
Balance at December 31, 2001          86,963,412   $86,963  $6,157,499  $ 37,865   $(5,885,029)  $(1,366)  $ 395,932

Net loss                                       -         -           -         -      (633,415)        -    (633,415)

Other comprehensive income-foreign
  currency translation                         -         -           -         -             -     6,861       6,861
                                                                                                           ----------

  Comprehensive loss                                                                                        (626,554)
                                                                                                           ----------

Common stock issued for cash             886,871       887      47,993         -             -         -      48,880

Common stock issued to officers and
  employees as compensation              116,919       117      67,647         -             -         -      67,764

Common stock issued to vendors for
  services performed                      10,000        10       1,190         -             -         -       1,200

Compensatory stock options issued
  to officers and employees                    -         -      56,237         -             -         -      56,237

Compensatory stock options issued
  to vendors and other third parties           -         -       3,940         -             -         -       3,940

Adjustment of the purchase price of
  businesses previously acquired               -         -           -   (37,865)            -         -     (37,865)

Preferred stock sold but not yet
  issued                                       -         -           -   280,000             -         -     280,000
                                      -----------  -------  ----------  ---------  ------------  --------  ----------

Balance at June 30, 2002              87,977,202   $87,977  $6,334,506  $280,000   $(6,518,444)  $ 5,495   $ 189,534
                                      ===========  =======  ==========  =========  ============  ========  ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   __________


                                                     JUNE 30,    JUNE 30,
                                                       2002        2001
                                                    ----------  ----------
Cash flows from operating activities                $(326,920)  $(198,637)
                                                    ----------  ----------

Cash flows from investing activities:
  Acquisition of furniture and equipment               (5,383)    (57,905)
  Acquisition of TGK-Link AS                                -     (10,275)
  Acquisition of Mediafon                                   -      (7,281)
                                                    ----------  ----------

    Net cash required by investing activities          (5,383)    (75,461)
                                                    ----------  ----------

Cash flows from financing activities:
  Proceeds from sale of common and preferred stock    328,880     145,600
  Proceeds from notes payable                             848      33,215
  Payments on notes payable                           (16,577)     (1,000)
                                                    ----------  ----------

    Net cash provided by financing activities         313,151     177,815
                                                    ----------  ----------

Effects of exchange rate changes on cash                    -      (1,360)
                                                    ----------  ----------

Net decrease in cash and cash equivalents             (19,152)    (97,643)

Cash and cash equivalents, beginning of period         32,556     179,915
                                                    ----------  ----------

Cash and cash equivalents, end of period            $  13,404   $  82,272
                                                    ==========  ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   INTERIM FINANCIAL STATEMENTS
     ----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

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


3.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2001 and 2000, the Company incurred net losses of $(2,476,737) and $(587,475), respectively, and had negative cash flows from operations of $(530,773) and $(605,374). Such losses and negative cash flows from operations have continued during the six months ended June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


3.   GOING CONCERN CONSIDERATIONS, CONTINUED
     ---------------------------------------


     - The ability of the Company to acquire or internally develop viable businesses.

     - The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

4.   GOODWILL
     --------

     During the six months ended June 30, 2002, based on decisions to concentrate the Company's efforts on home automation systems, all goodwill related to Estonian and Lithuanian subsidiaries was written off resulting in a $240,347 provision for impairment of goodwill (See Note 6).


5.   SEGMENT AND GEOGRAPHIC INFORMATION
     ----------------------------------

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

     The Company currently operates in the home automation and telecommunications/data transmission sectors and is actively seeking additional qualified businesses to acquire. The Company's five reportable segments are based upon geographic area and type of business. All subsidiaries in Estonia currently operate with the Estonian kroon as their functional currency. The Company's Lithuanian subsidiary operates using the Lithuanian litas as its functional currently.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's annual financial statement. The Company evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses, and income taxes.

     Following  is  a  summary  of  segment  information:

                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                  ------------------  ------------------
                                       JUNE 30,            JUNE 30,
                                    2002      2001      2002    2001  _
                                  --------  --------  --------  --------

Net Revenue:
    United States-corporate,
      internet commerce and home
      automation systems          $ 52,673  $ 29,193  $ 93,770  $135,321
    Estonia-internet service        91,518    28,902   128,446    65,863
    Estonia-telecommunications
      and contract software
      development                  112,485    79,652   214,153   161,990
    Lithuania-telecommunications    74,531     7,015   124,290     7,015
                                  --------  --------  --------  --------

      Total net revenue           $331,207  $144,762  $560,659  $370,189
                                  ========  ========  ========  ========

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


5.   SEGMENT  AND  GEOGRAPHIC  INFORMATION,  CONTINUED
     -------------------------------------------------

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                     ----------------------  ----------------------
                                            JUNE  30,               JUNE  30,
                                        2002        2001        2002        2001
                                     ----------  ----------  ----------  ----------
     Income (loss) from operations:
       United States-corporate,
         internet commerce and home
         automation systems          $(202,058)  $(184,751)  $(428,074)  $(301,130)
       Estonia-internet service        107,515     (36,820)     30,885     (69,607)
       Estonia-telecommunications
         and contract software
         development                    (1,263)    (16,111)       (688)    (29,009)
       Lithuania-telecommunications     23,123       1,055      25,758       1,055
                                     ----------  ----------  ----------  ----------

         Total loss from operations  $ (72,683)  $(236,627)  $(372,119)  $(398,691)
                                     ==========  ==========  ==========  ==========

                                                    JUNE 30,   DECEMBER 31,
                                                      2002        2001
                                                   ---------  -------------
     Assets:
       United States-corporate, internet commerce
         and home automation systems               $ 142,093  $      87,676
       Estonia-internet service                       61,236        215,361
       Estonia-telecommunications and contract
         software development                        145,923        247,071
       Lithuania-telecommunications                  104,759         99,724
                                                   ---------  -------------

         Total assets                              $ 454,011  $     649,832
                                                   =========  =============

6.   DISCONTINUED  OPERATIONS
     ------------------------

     Subsequent to June 30, 2002, the Company sold certain subsidiaries in Estonia and Lithuania and made the decision to completely exit the telecommunications and internet service provider businesses. These business segments will be presented as discontinued operations during the quarter ended September 30, 2002.

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


INTRODUCTION

     It is our current intent to grow through the continued development of our Home Automation technology.

     On June 30, 2002, we had four subsidiaries in Europe: Andevis AS - an Estonian Internet solutions company (98.8% acquired in July 2000); Anet Eesti AS
- an Estonian Internet provider (fully acquired in April 2000); UAB Mediafon - a Lithuanian mobile telephone service marketing company (51% acquired in June
2001); and TGK-Link AS - an Estonian Voice-over-IP company (fully acquired in July 2001).

     In August 2002, we sold Andevis AS, Anet Eesti AS and decided not to exercise option to make payments to UAB Mediafon in order to maintain our 51% ownership of the company. Sale of subsidiaries allows us to divest ourselves from the telecommunications business and we are actively looking for buyers for our remaining assets in Estonia.

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

     At present time we have selected a manufacturer overseas to start main production for our wall panels and have completed full set up locally in Houston, TX to start pilot production for our advanced 18" touch screen LCD panels with built-in TV tuner. We have started first deliveries to our customers and installations through CompUSA network. Our demo unit is installed at the CompUSA's Digital Living Center in Plano, TX and we anticipate installing more demo units at CompUSA's Digital Living Centers Nationwide. We are also planning to participate at the largest European "Net-to-Home" exhibit in November 2002, as well as be a part of CompUSA's National "road show" exhibiting our system at major US shows, including CEDIA, CES 2003 and International Builders Show (IBS) 2003. We are planning to participate at the Next Generation Home event at the CES and IBS, that will give our product a Nationwide exposure through Michael Holigan TV series. National and European exposure gives us an opportunity to increase our revenue stream in accordance with our business model.

     The VIP Systems(TM) allows you to control your home remotely from anywhere in the world, it has a built into the wall futuristic look, a touch screen command panel, it's fully Internet enabled and easy to operate. We believe that all these features can attract customers to our product.

     We intend to start selling VIP Systems(TM) line in 2002 through our partnership network with CompUSA as well as independent integrators. We anticipate substantial increase in sales activities from our Home Automation business in the second half of 2002.

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

     In November 2001 we established a new dealership in San Antonio, Texas. Also, the company successfully participated in several Trade Shows: Consumer Electronics Show in Las Vegas, NV in January 2002; International Builders Show in Atlanta, GA and show in San Antonio, TX in February 2002; Electronic House Expo in Orlando, FL in March 2002. We also participated in Bob Vila's dotCom dreamHome project and presented our System during the Grand Opening in Las Vegas, NV in April, 2002.

     Our partnership with CompUSA transformed into a strong alliance under the CompUSA's Nationwide Program "Digital Living Partnership". We installed our System in the CompUSA's Digital Living Center in Plano, TX, in May 2002. Our Touch Screen system is playing a central role in the home automation environment marketing by CompUSA Nationwide. We presented the VIP System(TM) jointly with CompUSA at the "Connections 2002" show in Dallas, TX in May 2002.

     At present time we discontinued operations of all our web sites, except for 3D shopping mall www.plazaroyal.com, as we focus on the Home Automation Technology.

ANALYSIS  OF  FINANCIAL  CONDITION


     We currently plan to increase the number of our employees. Expansion of our work force and support of our current operations will be financed from sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.


GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $633,415 and $409,194 during the six months ended June 30, 2002 and 2001, respectively. We had negative cash flows from operations of $326,920 and $198,637 during the three months ended June 30, 2002 and 2001. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon six key factors as follows:

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

     Our ability to achieve profitability depends on our ability to successfully develop and market Home Automation technology. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with our operations.

     Recurring losses have resulted in an accumulative deficit of $6,518,444 at June 30, 2002, and $5,885,029 at June 30, 2001. Revenues for the six months ended June 30, 2002 were $560,659 compared to revenues of $370,189 for the six months ended June 30, 2001. The increase in our revenue is a direct result of acquisitions and our efforts to refocus our business activity. Losses in the six months ended June 30, 2002 and 2001 were attributable primarily to the early stage of our business. Also, provision for impairment of goodwill in amount of $240,347 affected the results of operations. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

     Business development resulted in corporate headquarters accounting for approximately 99% of our total net loss in the six months ended June 30, 2002 and 2001.


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


THE SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     During the six months ended June 30, 2002, our revenues from continuing operations were $560,659 as compared to $370,189 for the six months ended June 30, 2001.

     During the six months ended June 30, 2002, operating and general expenses increased by $25,102 or 5% as compared to the six months ended June 30, 2001. This increase was made up of increases in personnel costs and in administrative expenses during the first quarter of 2002. The increases were attributable to the development of our internal structure to support growing operations.

     Depreciation expense were $42,893 in the six months ended June 30, 2002 as compared to $47,745 in the six months ended June 30, 2001, and the increase is directly related to businesses we acquired. Each business had equipment and each acquisition included a cost that was in excess of the net assets acquired.

     During the six months ended June 30, 2002 and 2001 we had stock and option based compensation of $104,466 and $0 due to the issuance or sale of common stock at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the six months ended June 30, 2002, we had a net loss of $633,415 as compared to a net loss of $409,194 in the six months ended June 30, 2001. Since June 30, 2001, our stock and option based compensations increased due to our acquisition activities. We also made a provision for impairment of goodwill in amount of $240,347. All these factors contributed to the results of operations. Our losses are attributable to our operations in both the United States and Eastern Europe.


THE THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

     During the three months ended June 30, 2002, our revenues from continuing operations were $331,207 as compared to $144,762 for the three months ended June 30, 2001.

     During the three months ended June 30, 2002, operating and general expenses decreased by $17,057 or 6% as compared to the three months ended June 30, 2001. This decrease was made up of decreases in personnel costs and in administrative expenses.

     Depreciation expense and amortization of goodwill were $21,149 in the three months ended June 30, 2002 as compared to $24,498 in the three months ended June 30, 2001 and the increase is directly related to businesses we acquired. Each business had equipment and each acquisition included a cost that was in excess of the net assets acquired.

     During the three months ended June 30, 2002, we had a net loss of $30,588 as compared to a net loss of $257,801 in the three months ended June 30, 2001. During the three months ended June 30, 2002, our revenues increased by $186,445 or 129% as compared to the three months ended June 30, 2001. All these factors contributed to the results of operations are attributable to our operations in both the United States and Eastern Europe.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2002, we had cash resources of $13,404. We estimate that during three months ending September 30, 2002, our cash requirements will be approximately $150,000, or $50,000 per month. We do not presently believe that we will have positive cash flow from operations in 2002 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made during the three months ending September 30, 2002, if funds are available:
$100,000 for home automation technology; $100,000 for marketing expenses; and $150,000 for business development.

     During the six months ended June 30, 2002, we raised approximately $315,000 in cash from the sale of our securities.

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


                           PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended June 30, 2002, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     During the three months ended June 30, 2002, we issued 312,500 shares of our common stock to investors and employees for cash totaling approximately $35,000 (the market value for these issuances ranged from $0.13 to $0.18 per share). These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     During the three months ended June 30, 2002, we granted options to purchase up to 40,000 shares of common stock to our employees, directors and vendors. These options are immediately exercisable at an exercise price of $0.01 per share and expire on June 12, 2003. This transaction was a private placement made in reliance on Section 4(2) of the Act.


ITEM 5. OTHER  INFORMATION

     In August 2002, we sold three of our four overseas subsidiaries. We sold Andevis AS back to the management, who agreed to return 254,270 shares of FCAI, not exercise their scheduled stock option and retain 100,000 shares for a nominal consideration.

     We  sold  Anet  Eesti  to  an  independent  third  party  for  $15,000.

     We also decided not to exercise option to make payments to UAB Mediafon in order to maintain our 51% ownership of the company.

     Sale of subsidiaries allows us to divest ourselves from the telecommunications business and we are actively looking for buyers for our remaining assets in Estonia.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 99.1 Certification

(b) Reports on From 8-K--None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    First Capital International, Inc.


Date:  August 14, 2002             By:  /s/
                                        ----------------------------------
                                        Alex Genin
                                        Chief Executive Officer,
                                        Acting Chief Financial Officer