Form 10QSB
period 2002-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2002-11-14
CIK 1072842

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                  FORM  10-QSB


  [X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD ENDED SEPTEMBER 30,
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

                 5120 WOODWAY, SUITE 9000, HOUSTON, TEXAS 77056
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF NOVEMBER 13, 2002, THERE WERE 89,982,932 SHARES OF COMMON STOCK OUTSTANDING.

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




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

Unaudited  Consolidated  Condensed  Financial  Statements:

  Consolidated Condensed Balance Sheet as of September 30, 2002
    and  December  31,  2001                                               F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three months and nine months ended September 30,
    2002 and 2001                                                          F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the nine months ended September 30, 2002                    F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the nine months ended  September 30, 2002 and 2001                 F-6

Notes to Unaudited Consolidated Condensed Financial Statements             F-7

                                         FIRST CAPITAL INTERNATIONAL, INC.
                                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                                    __________


                                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                                     2002           2001
     ASSETS                                                                       (UNAUDITED)      (NOTE)
     ------                                                                       ------------   -----------
Current assets:
  Cash and cash equivalents                                                       $    21,440    $   10,788
  Accounts receivable, trade, net                                                       1,059         2,555
  Other receivable                                                                     15,000          -
  Inventory                                                                            90,951        69,494
  Prepaid expenses and other                                                            5,452         1,382
  Net current assets of discontinued operations                                         2,926        26,589
                                                                                  -----------    -----------

    Total current assets                                                              136,828       110,808

Property and equipment, net                                                             1,047         1,685

Net non-current assets of discontinued operations                                       3,874       361,700
                                                                                  -----------    -----------

      Total assets                                                                $  141,749     $  474,193
                                                                                  ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Note payable to a related party                                                 $    65,000    $     -
  Other notes payable                                                                   8,797        16,136
  Accounts payable and accrued liabilities                                             86,956        62,125
                                                                                  -----------    -----------

    Total current liabilities                                                         160,753        78,261

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 88,977,202 and 86,963,412 shares issued
    and outstanding at September 30, 2002 and December 31,
    2001, respectively                                                                 88,977        86,963
  Additional paid-in capital                                                        6,385,106     6,157,499
  Unissued stock                                                                      280,000        37,865
  Accumulated deficit                                                              (6,734,012)   (5,885,029)
  Accumulated other comprehensive income (loss)                                        (935)         (1,366)
  Treasury stock, 254,270 shares at cost                                              (38,140)         -
                                                                                  -----------    -----------
      Total stockholders' equity (deficit)                                            (19,004)      395,932
                                                                                  -----------    -----------

        Total liabilities and stockholders' equity (deficit)                      $   141,749    $  474,193
                                                                                  ===========    ===========

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

                                     FIRST  CAPITAL  INTERNATIONAL,  INC.
                         UNAUDITED  CONSOLIDATED  CONDENSED  STATEMENT  OF  OPERATIONS
             FOR  THE  THREE  MONTHS  AND  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001
                                                __________


                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                      --------------------------  --------------------------
                                                           2002         2001          2002          2001
                                                      ------------  ------------  ------------  ------------
Revenue:
  Service revenue                                     $       -     $       105   $       385   $     1,445
  Internet merchandise sales                               10,435        50,247        62,800       184,228
  System sales                                                -             -          41,020          -
                                                      ------------  ------------  ------------  ------------

    Total revenue                                          10,435        50,352       104,205       185,673
                                                      ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of merchandise sold                                  8,507        26,906        41,070       104,550
  Cost of systems sold                                        -             -           20,420          -
  Operating and general expenses                          116,697       169,475       500,587       546,233
  Stock and option based compensation-
                                                            1,600        92,690       106,066        92,690
  Depreciation expense                                        192           192           638           638
                                                      ------------  ------------  ------------  ------------

    Total costs and expenses                              126,996       289,263       668,781       744,111
                                                      ------------  ------------  ------------  ------------

Loss from operations                                     (116,561)     (238,911)     (564,576)     (558,438)
                                                      ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                                              99           149           330         1,685
  Other income (expense)                                      -             -             -              27
  Interest expense                                         (2,593)       (1,019)       (7,234)       (1,659)
                                                      ------------  ------------  ------------  ------------

    Other income (expense), net                            (2,494)         (870)       (6,904)           53
                                                      ------------  ------------  ------------  ------------

Loss from continuing operations                          (119,055)     (239,781)     (571,480)     (558,385)
                                                      ------------  ------------  ------------  ------------

Discontinued operations:
  Loss from disposal of discon-
    tinued business segment                               (91,311)          -        (331,658)          -
  Loss from operation of discon-
    tinued business segment, net
    of provision for income taxes
    of $4,611 in the nine months
    ended September 30, 2002                               (3,602)      (26,757)       54,155      (117,347)
                                                      ------------  ------------  ------------  ------------

    Income (loss) from discontin-
      ued operations                                      (94,913)      (26,757)     (277,503)     (117,347)
                                                      ------------  ------------  ------------  ------------

Net loss                                                 (213,968)  $  (266,538)  $  (848,983)  $  (675,732)
                                                      ============  ============  ============  ============

Basic and diluted net loss per
  common share:
  Continuing operations                               $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
  Discontinued operations                               -                 (0.00)            -         (0.00)
                                                      ------------  ------------  ------------  ------------

    Net loss                                          $     (0.00)  $     (0.00)  $     (0.01)  $     (0.01)
                                                      ============  ============  ============  ============


Weighted average shares outstanding                    88,074,951    80,312,825    87,602,395    78,246,720
                                                      ============  ============  ============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                              FIRST CAPITAL INTERNATIONAL, INC.
                            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                       __________

                                                                                                        ACCUMULATED
                                                                                                         OTHER COMP-
                                                                  ADDITIONAL                              REHENSIVE
                                              COMMON STOCK         PAID-IN      UNISSUED    ACCUMULATED     INCOME     TREASURY
                                          SHARES        AMOUNT     CAPITAL       STOCK        DEFICIT       (LOSS)      STOCK
                                      -------------  ----------  ----------  -------------  ------------  ----------  ----------
Balance at December 31, 2001            86,963,412   $   86,963  $6,157,499  $     37,865   $(5,885,029)  $  (1,366)  $    -

Net loss                                      -            -          -              -         (848,983)       -           -

Other comprehensive income-foreign
  currency translation                        -            -          -              -             -            431        -

  Comprehensive loss
Common stock issued for cash               886,871        1,887      96,993          -             -           -           -

Common stock issued to officers and
  employees as compensation                116,919          117      67,647          -             -           -           -

Common stock issued to vendors for
  services performed                        10,000           10       1,190          -             -           -           -

Compensatory stock options issued
  to officers and employees                   -            -         56,237          -             -           -           -

Compensatory stock options issued
  to vendors and other third parties          -            -          5,540          -             -           -           -

Adjustment of the purchase price of
  businesses previously acquired              -            -           -          (37,865)         -           -           -

Preferred stock sold but not yet
  issued                                      -            -           -          280,000          -           -           -

Common stock returned to treasury
  upon disposal of Andevis AS, at
  cost                                        -            -           -             -             -           -        (38,140)
                                      -------------  ----------  ----------  -------------  ------------  ----------  ----------

Balance at September 30, 2002            87,977,202  $   88,977  $6,385,106  $     280,000  $(6,734,012)  $    (935)  $ (38,140)
                                      =============  ==========  ==========  =============  ============  ==========  ==========


                                        TOTAL
                                        STOCK -
                                       HOLDERS'
                                        EQUITY
                                      ----------
Balance at December 31, 2001          $ 395,932

Net loss                               (848,983)

Other comprehensive income-foreign
  currency translation                      431
                                      ----------

  Comprehensive loss                   (848,552)
                                      ----------

Common stock issued for cash             98,880

Common stock issued to officers and
  employees as compensation              67,764

Common stock issued to vendors for
  services performed                      1,200

Compensatory stock options issued
  to officers and employees              56,237

Compensatory stock options issued
  to vendors and other third parties      5,540

Adjustment of the purchase price of
  businesses previously acquired        (37,865)

Preferred stock sold but not yet
  issued                                280,000

Common stock returned to treasury
  upon disposal of Andevis AS, at
  cost                                  (38,140)
                                      ----------

Balance at September 30, 2002         $ (19,004)
                                      ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   __________


                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           2002             2001
                                                      ---------------  ---------------
Cash flows from operating activities:
  Net loss                                            $     (848,983)  $     (675,732)
  Adjustments to reconcile net loss to net cash
    used by operating activities                             435,531          293,539
                                                      ---------------  ---------------

    Net cash used by operating activities                   (413,452)        (382,193)
                                                      ---------------  ---------------

Cash flows from investing activities:
  Acquisition of furniture and equipment                      (5,383)         (57,905)
  Business acquisitions                                         -             (20,156)
  Cash surrendered upon sale or disposal of
    businesses                                                (7,054)            -
                                                      ---------------  ---------------

    Net cash used by investing activities                    (12,437)         (78,061)
                                                      ---------------  ---------------

Cash flows from financing activities:
  Proceeds from sale of common and preferred stock           378,880          295,600
  Proceeds from notes payable and long-term debt                -               9,089
  Proceeds from note payable to a related party               65,000             -
  Payments on notes payable and long-term debt                (7,339)          (1,000)
                                                      ---------------  ---------------

    Net cash provided by financing activities                436,541          303,689
                                                      ---------------  ---------------

Effects of exchange rate changes on cash                        -                (485)
                                                      ---------------  ---------------

Net increase (decrease) in cash and cash equivalents          10,652         (157,050)

Cash and cash equivalents, beginning of period                10,788          179,915
                                                      ---------------  ---------------

Cash and cash equivalents, end of period              $       21,440   $       22,865
                                                      ===============  ===============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.    INTERIM  FINANCIAL  STATEMENTS
      ------------------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

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


2.    GOING  CONCERN  CONSIDERATION
      -----------------------------

      Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2001 and 2000, the Company incurred net losses of $(2,476,737) and $(587,475), respectively, and had negative cash flows from operations of $(530,773) and $(605,374). Such losses and negative cash flows from operations have continued during the nine months ended September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


                                    Continued
                                      F-7

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


3.    DISCONTINUED  OPERATIONS
      ------------------------

      During the nine months ended September 30, 2002 the Company made a decision to concentrate the Company's efforts on home automation systems. During the quarter ended September 30, 2002, the Company sold all Lithuanian and Estonian operations except for TGK Link. The Company is actively marketing TGK Link and expects to complete a sale by December 31, 2002.

      The Company's decision to sell all of its foreign operations marked the end of its involvement in the telecommunications industry, and, accordingly, the Company's telecommunications assets, liabilities and operations have been broken out and presented separately in the accompanying balance sheet and statement of operations. The components of net current and net non-current assets of discontinued operations included in the Company's consolidated balance sheet at September 30, 2002 and December 31, 2001, are as follows:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                     2002           2001
                                                --------------  -------------

  Current assets
    Cash                                        $        1,225  $      21,768
    Accounts receivable                                  4,330        121,914
    Prepaid expenses                                     7,541         23,018
                                                --------------  -------------

      Total current assets                              13,096        166,700
                                                --------------  -------------

  Current liabilities
    Notes payable                                        6,613          9,036
    Accounts payable and accrued liabilities             3,557        131,075
                                                --------------  -------------

      Total current liabilities                         10,170        140,111
                                                --------------  -------------

        Net current assets of discontinued
          Operations                            $        2,926  $      26,589
                                                ==============  =============


  Non-current assets:
    Property and equipment, net                 $        3,874  $     119,016
    Goodwill, net                                         -           265,123
                                                --------------  -------------

      Total non-current assets                           3,874        384,139
                                                --------------  -------------

  Long-term liabilities:
    Deferred income taxes                                 -             4,611
    Minority interest                                     -            17,828
                                                --------------  -------------

      Total non-current liabilities                       -            22,439
                                                --------------  -------------

        Net non-current assets of discontinued
          Operations                            $        3,874  $     361,700
                                                ==============  =============


                                   Continued
                                      F-8

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


3.    DISCONTINUED  OPERATIONS,  CONTINUED
      ------------------------------------

      The components of income (loss) from discontinued business operations for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2002         2001         2002         2001
                                                ----------   ----------   ----------   ----------
  Service revenue                               $   12,165   $  222,341   $  479,054   $  519,496
                                                ----------   ----------   ----------   ----------
  Costs and expenses:
    Supplies and materials                           5,493      141,969      216,603      283,946
    Operating and general
      Expenses                                       9,170       79,858      173,810      277,385
    Depreciation expense                               792       22,067       43,047       59,849
    Amortization expense                              -           4,564         -          14,081
                                                ----------   ----------   ----------   ----------

       Total costs and
         expenses                                   15,455      248,458      433,460      635,261
                                                ----------   ----------   ----------   ----------

  Income (loss) from
    operations                                      (3,290)     (26,117)      45,594     (115,765)

  Other income and expense
    Interest income                                   -              48          337          492
    Other income                                      -             194       12,839
    Interest expense                                  (312)        (882)      (1,212)      (2,074)
                                                ----------   ----------   ----------   ----------
       Total other
         expense, net                                 (312)        (640)      11,964       (1,582)
                                                ----------   ----------   ----------   ----------

  Income (loss) before
    minorityinterest                                (3,602)     (26,757)      57,558     (117,347)

  Minority interest                                   -            -          (3,403)        -
                                                ----------   ----------   ----------   ----------

  Net income (loss)                             $   (3,602)  $  (26,757)  $   54,155   $ (117,347)
                                                ==========   ==========   ==========   ==========


                                    Continued
                                      F-9

                        FIRST CAPITAL INTERNATIONAL, INC.
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


The components of gain (loss) from disposal of discontinued business operations are as follows:

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                  2002                        2002
                                             --------------               -------------
  Provision for impairment
    of goodwill                              $       -                    $     240,347
  Loss on sale subsidiaries                          91,311                      91,311
                                             --------------               -------------

  Loss from sale of discon-
    tinued business
    operations                               $      (91,311)              $    (331,658)
                                             ==============               =============


4.    FEDERAL  INCOME  TAXES
      ----------------------

      The difference between the 34% federal statutory income tax rate shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


5.    SEGMENT  AND  GEOGRAPHIC  INFORMATION
       ------------------------------------

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

      During the quarter ended September 30, 2002, the Company made the decision to exit all foreign business operations and focus its resources on home automation systems and internet merchandise sales. Accordingly, the Company now operates in only one business segment and all foreign operations that comprised the Company telecommunications business are presented as discontinued operations in the accompanying financial statements (See Note 3).


6.    NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
      -----------------------------------------------

      During the quarter ended September 30, 2002, the Company sold Andevis AS and accepted a $15,000 receivable from the acquirer.

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


INTRODUCTION

     It is our intent to grow through the continued development of our Home Automation technology.

     On September 30, 2002, we had one subsidiary in Europe, TGK-Link AS, an Estonian Voice-Over-IP company that we acquired in July 2001.

     In August 2002, we sold both Andevis AS and Anet Eesti AS and returned UAB Mediafon to the previous owners in order to maintain our 51% ownership of the company. Sales and dispositions of these subsidiaries allowed us to exit the telecommunications business and we are actively looking for buyers for our remaining assets in Estonia.

     Our stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra Stock Exchange (Germany). This will allow the Company to expand its abilities to raise funds through the expansive European investment communities.

     We have entered into "smart house" technology in the US Utilizing our extensive Internet/software expertise in the US and Estonia, we have developed a Home Command Center device (VIP Systems(TM)). This device represents a combination of uniquely built computer with a touch screen monitor and a proprietary software package. We believe that the concept of this system will appeal to builders, high speed Internet providers and home security providers.

     At the present time we have selected a major manufacturer overseas to start main production for our LCD wall panels, and have ordered first run production units from a US manufacturer. A manufacturing contract with Kontron America will allow us to produce LCD wall panels to satisfy market demand for 2003 production.

We have started first deliveries to our customers and installations through CompUSA network. Our demo unit is installed at the CompUSA's Digital Living Center in Plano, TX and we anticipate installing more demo units at CompUSA's Digital Living Centers nationwide. We have begun an installation training program with CompUSA personnel in Houston, Texas. We installed our System in Land Tejas Development Center in Houston, Texas, and we anticipate new orders in the next quarter. We are also planning to participate at the largest European "Net-atHome" exhibit in November 2002, and to show our system at the major US shows, including CES 2003 and International Builders Show (IBS) 2003. We plan to participate at the Next Generation Home event at the CES and IBS. These events will give our product nationwide exposure through the Michael Holigan TV series. An increase in US and European exposure may give us an opportunity to increase our revenue stream in accordance with our business model.

     We have changed our marketing strategy and will introduce our system as a turn-key "all options included" package. Although this is a new approach to the Home Automation market, our all options included package has been well received by the industry and may allow us to position ourselves as a leader in the Home Automation Industry.

     The VIP Systems(TM) allows users to control their home remotely from anywhere in the world. It has a built into the wall futuristic look and a touch screen command panel. It is fully Internet enabled and easy to operate and we believe that the features it offers can attract customers to our product.

     We intend to start selling our VIP Systems(TM) line in 2002 through our agreement with CompUSA as well as independent integrators. We anticipate a substantial increase in sales activity from our Home Automation business in the near future.

     In October 2001 we filed a US patent application for our VIP Systems with fully integrated software/hardware and began assembling units for Beta testing, which was successfully completed in the last quarter of 2001. We started signing up premiere builders for the test site. The first contract for installation of VIP Systems(TM) was signed with one of the leading upscale Houston builders Kickerillo Homes in December 2001.

     Upon successful completion of testing of our VIP System, we developed a business relationship with Premise Systems, Inc., a leader in Home Automation software, and signed an OEM agreement on November 2, 2001. Concurrently with the signing of this agreement, our software development team in Eastern Europe completed a proprietary browsing interface that enabled us to incorporate all hardware/software solutions into a full home automation package.

     In February 2002 we signed a Nationwide agreement with CompUSA to provide full 24/7 technical support and distribution for our VIP Systems throughout the US.

     In November 2001 through international marketing efforts we signed a contract in Russia to provide over 700 units for the leading upscale residential high-rise builder in Moscow. Currently we are developing a new interface for the Russian market, and are actively seeking a supplier of remotely controlled electric switches that can handle the instability of the Russian electrical current. We believe that overcoming the obstacles inherent in this Russian contract will take another 6 months.

     In November 2001 we established a dealership in San Antonio, Texas to market our VIP Systems to homebuilders in that market. To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including the Consumer Electronics Show in Las Vegas, NV in January 2002, the International Builders Shows in Atlanta, GA and San Antonio, TX in February 2002, and the Electronic House Expo in Orlando, FL in March 2002. We also participated in Bob Vila's dotCom dreamHome project and presented our System during the Grand Opening of the project in Las Vegas, NV in April, 2002.

     Our business relationship with CompUSA has been transformed into a strong alliance under CompUSA's nationwide program, the "Digital Living Partnership". We installed our System in CompUSA's Digital Living Center in Plano, TX, in May 2002. Our Touch Screen system is playing a central role in home automation environment marketing by CompUSA nationwide. We presented our VIP Systems(TM), jointly with CompUSA, at the "Connections 2002" show in Dallas, TX in May 2002.

     We have discontinued operation of all our web sites, with the exception of our 3D shopping mall www.plazaroyal.com. Our web sites were once a central focus
                     ------------------
of our U.S. operation; however, as we have changed our focus to Home Automation Technology we have shifted our resources to this promising technology.


ANALYSIS  OF  FINANCIAL  CONDITION

     We currently plan to increase the number of our employees. Expansion of our work force and support of our current operations will be financed from sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.


GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $(848,983) and $(675,732) during the nine months ended September 30, 2002 and 2001, respectively. We had negative cash flows from operations of $(413,452) and $(382,193) during the nine months ended September 30, 2002 and 2001.
These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operatio ns

     -    Our ability to acquire or internally develop viable businesses

     - Our ability to ultimately achieve a sustaining level of profitability and cash flows from operations.

     As a result of the factors described above, our auditors, Ham, Langston & Brezina, L.L.P. included an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2001 and 2000, indicating that substantial doubt exists about our ability to continue as a going concern.

     Our ability to achieve profitability depends on our ability to successfully market our Home Automation technology. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with our operations.

     Recurring losses have resulted in a stockholders' deficit of $(19,004) at September 30, 2002. Revenues for the nine months ended September 30, 2002 were $104,205 compared to revenues of $185,673 for the nine months ended September 30, 2001. The decrease in our revenue is a direct result of our efforts to refocus our business on home automation technology. Losses from continuing operations in the nine months ended September 30, 2002 and 2001 were attributable to the high cost of entering the home automation business. Losses from operation and disposition of our telecommunications subsidiaries had a very negative effect in 2002. We believe that revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

COMPETITION

     There are currently three major competitors in the home automation industry. Certain of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities. We can give no assurances that we will be able to successfully compete with those more established competitors. In the Home Automation sector we believe that our VIP Systems(TM) has superior integration and more functionality than other products on the market. When compared to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc., our system is more affordable for distributors and the general public. Our alliance with CompUSA gives us nationwide technical support, as well as marketing and distribution channels. These factors may provide First Capital a competitive advantage in comparison with similar products currently available. We anticipate that the number of competitors in our market will increase in the future.


RESULTS  OF  OPERATIONS

THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     During the nine months ended September 30, 2002, our revenues from continuing operations were $104,205 as compared to $183,673 for the nine months ended September 30, 2001.

     During the nine months ended September 30, 2002, operating and general expenses decreased by $45,646 or 8% as compared to the nine months ended September 30, 2001. This decrease was the result of our efforts to control costs and administrative expenses during 2002. The operating and general expenses are primarily attributable to the development of our internal structure to support growing operations.

     During the nine months ended September 30, 2002 and 2001 we had stock and option based compensation of $106,066 and $92,690 due to the issuance of options or sale of common stock at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the nine months ended September 30, 2002, we had a net loss of $848,983 as compared to a net loss of $675,732 in the nine months ended September 30, 2001. Our stock and option based compensation increased slightly due to our need to compensate and retain qualified personnel.

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER
30,  2001

     During the three months ended September 30, 2002, our revenues from continuing operations were $10,435 as compared to $50,352 for the three months ended September 30, 2001. The decrease in revenues is a direct result of our shift of focus from internet sales to home automation technology.

     During the three months ended September 30, 2002, operating and general expenses decreased by $52,778 or 31% as compared to the three months ended September 30, 2001. This decrease was the result of our efforts to control costs.

     During the three months ended September 30, 2002, we had a net loss of $(213,968) as compared to a net loss of $(266,538) in the three months ended September 30, 2001. The reduction in net loss was directly attributable to improvement in the results of our Eastern European subsidiaries that now represent discontinued operations, a reduction in stock and option based compensation and lower Operating and general expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2002, we had cash resources of $21,440. We estimate that during three months ending December 31, 2002, our cash requirements will be approximately $150,000, or $50,000 per month. We do not presently believe that we will have positive cash flow from operations in 2002 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made during the three months ending December 31, 2002, if funds are available:
$100,000 for home automation technology; $100,000 for marketing expenses; and $150,000 for business development.

     During the nine months ended September 30, 2002, we raised approximately $378,880 in cash from the sale of our securities. However, we will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.


ITEM  3.  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     Alex Genin, our Chief Executive Officer and also acting Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended September 30, 2002, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     During the three months ended September 30, 2002, we issued 1,000,000 shares of our common stock to investor for cash totaling $50,000 (the market value for this issuance was $0.11 per share). This sale resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     During the three months ended September 30, 2002, we granted options to purchase up to 20,000 shares of common stock to our employees, directors and vendors. These options are immediately exercisable at an exercise price of $0.20 per share and expire on September 12, 2003. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     During the three months ended September 30, 2002, due to sale of our subsidiary Andevis AS, 254,270 shares of common stock were returned to treasury.

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

(a)  Exhibits  --  None

(b)  Reports  on  From  8-K--None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          First  Capital  International,  Inc.


Date:  November  13,  2002                 By:  /s/
                                              ----------------------------------
                                              Alex  Genin
                                              Chief Executive Officer,
                                              Acting Chief Financial Officer

                           CERTIFICATIONS
                           --------------


CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
--------------------------------------------

I, Alex Genin, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of First Capital International, Inc;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002                               /s/  Alex  Genin
                                                         Chief Executive Officer

CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER
--------------------------------------------

I, Alex Genin, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of First Capital International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002                               /s/  Alex  Genin
                                                         Chief Financial Officer


I, Alex Genin, the Chief Executive Officer of First Capital International, Inc. hereby certify that First Capital International, Inc.'s periodic report on Form 10QSB and the financial statements contained therein, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of First Capital International, Inc.


Date:     November 13, 2002                   /s/     Alex  Genin
                                              Chief Executive Officer of
                                              First Capital International, Inc.



I, Alex Genin, the Acting Chief Financial Officer of First Capital International, Inc. hereby certify that First Capital International, Inc.'s periodic report on Form 10QSB and the financial statements contained therein, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of First Capital International, Inc.


Date:     November 13, 2002                   /s/     Alex  Genin
                                              Acting Chief Financial Officer of
                                              First Capital International, Inc.