Form 10KSB
period 2002-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2003-03-31
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002
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

                  5120 Woodway, Suit 9000, Houston, Texas 77056
          (Address of principal executive offices, including zip code)

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

The Issuer's revenues for the year ended December 31, 2002 were $140,598. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 27, 2003, was $7,508,842. As of March 27, 2003, there were 92,238,932 shares of common stock outstanding.

                                     TABLE OF CONTENTS

                                                                                      PAGE
                                         PART I
Item 1.     Description of Business                                                      3

Item 2.     Properties                                                                   9

Item 3.     Legal Proceedings                                                            9

Item 4.     Submission of Matters to a Vote of Security Holders                          9

                                        PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters       10

Item 6.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     11

Item 7.     Financial Statements                                                        17
                                                                                     and F-1

Item 8.     Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure                                                      17

                                        PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
              with Section 16(a) of The Exchange Act                                    18

Item 10.    Executive Compensation                                                      18

Item 11.    Security Ownership of Certain Beneficial Owners  And Management             20

Item 12.    Certain Relationships and Related Transactions                              21

Item 13.    Exhibits and Reports on Form 8-K                                            22

Item 14.    Controls and Procedures                                                     22

                                     PART I

ITEM 1.  DESCRIPTION OF  BUSINESS

INTRODUCTION

First Capital International, Inc. is engaged in the development, production and sale of home automation systems and it is our intent to grow through the continued development and marketing of our home automation technology.

During 2001 and 2002 we operated in Internet commerce and telecommunications industry both in the United States and through our Eastern European subsidiaries. However, during 2002 we changed the direction of our business to focus on home automation technology that we added to our business in 2001. Based on our revised business plan, we sold or made plans to dispose of all our Eastern European subsidiaries in 2002. Accordingly, at December 31, 2002 we own only one subsidiary in Europe, TGK-Link AS, an Estonian Voice-Over-IP company that we acquired in July 2001.

In August 2002, we sold both Andevis AS and Anet Eesti AS and returned UAB Mediafon to its previous owners rather than exercising our option to acquire the remaining 49% minority interest. Sales and other dispositions of subsidiaries have allowed us to, for all practical purposes, exit the telecommunications business and we are actively looking for buyers of our remaining assets in Estonia.

In addition to our listing on the NASDAQ over-the-counter bulletin board, our stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra Stock Exchange (Germany). We believe that our listing on various German stock exchanges allows the Company to raise funds through the expansive European investment community.

During 2001 and 2002 we became involved in home automation and entered the growing market for "smart house" technology. Using our extensive Internet/software expertise in the United States and Estonia, we developed a home control and media management device (VIP Systems(TM)). This device represents a combination of a uniquely built computer with a touch screen monitor and a proprietary software package. We believe that the concept of this system will appeal to integrators, builders, high-speed Internet service providers and home security providers.

We have selected a major foreign manufacturer to produce our LCD wall panels, and have ordered first run production units from a US manufacturer. A manufacturing contract with Kontron America will allow us to produce additional LCD wall panels to satisfy market demand for 2003 production.

We have started first deliveries to our customers, installations through the CompUSA network and through other distribution channels. We have installed a demo unit at the CompUSA's Digital Living Centers in Plano, TX and we anticipate installing more demo units at CompUSA's Digital Living Centers nationwide. We have also started an installation training program with CompUSA personnel in Houston, Texas and have installed our System in the Land Tejas Development Center in Houston, Texas. We anticipate that our installations will produce new orders in the coming quarters.

We participated at the important European "Net-atHome" exhibit in November 2002, and presented our system at the major US shows, including CES 2003 and International Builders Show (IBS) 2003. These events gave our product nationwide exposure through the Michael Holigan TV series and through general media coverage during the shows. We plan to participate at the Next Generation Home event at the CES and IBS next year. An increase in US and European exposure may give us an opportunity to increase our revenue stream in accordance with our business model.

We provided training and shipped several systems to our new Las Vegas dealer - Hilltop Development, LLC. We believe that this Las Vegas dealer will lead to more installations and sales in the Las Vegas area.

We participated at the Electronic House Expo in February 2003 in Orlando, FL. As a result of this show we set up a training schedule for our dealers. A team of our sales representatives developed a new dealers network in February 2003 that currently cover 29 states. We believe that as many as 100 dealers could participate in our April 2003 training. We also believe that our marketing efforts will substantially improve the position of our VIP Systems(TM) home automation.

In February 2003 we participated in the Hi-Fi Show, a major electronics shows hosted in Moscow. This show allowed us to demonstrate the capabilities of our VIP Systems(TM) to the Russian market and, as a result, we have had interest from almost 60 potential dealers in the area. We believe that Russia represents a lucrative market for our technology and that we could see an initial sale of up to 20 demo systems within the next 90 days.

We have adapted our VIP Systems(TM) to conform to our understanding of this market. Based on our understanding, we will introduce our system as a turn-key "all options included" package. Although our "all options included" package is a new approach in the Home Automation market, we believe our system has been well received and may allow us to position ourselves as a leader in home automation.

The VIP Systems(TM) allows users to control their home from remote locations almost anywhere in the world. It has a built-in futuristic look and a touch screen command panel. It is fully Internet enabled and easy to operate. We believe that the features our system offers will expand the market for our product.

We started selling our VIP Systems(TM) line in late 2003 through both our dealers network and independent integrators. We anticipate a substantial increase in sales activity from our home automation business in the near future.

In October 2001 we filed a US patent application for our VIP Systems(TM) with fully integrated software/hardware and began assembling units for Beta testing. Our first system was completed in the last quarter of 2001 and we started signing up premiere builders for a test site. Our first contract for installation of our VIP Systems(TM) was signed with one of the leading upscale Houston builders Kickerillo Homes in December 2001.

Upon successful completion of testing of our VIP Systems, we developed a business relationship with Premise Systems, Inc., a leader in Home Automation software, and signed an OEM agreement on November 2, 2001. Concurrently with the signing of this agreement, our software development team in Eastern Europe completed a proprietary browsing interface that enabled us to incorporate all hardware/software solutions into a fully integrated home automation package.

To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including:

     -    The Consumer Electronics Show in Las Vegas, NV in January 2002

     - The International Builders Shows in Atlanta, GA and San Antonio, TX in February 2002

     -    The Electronic House Expo in Orlando, FL in March 2002.

     - Bob Vila's dotCom dreamHome project where we presented our System during the Grand Opening of the project in Las Vegas, NV in April, 2002

     -    The Electronic House Expo in Long Beach, CA in November 2002

     -    The Net-atHome Conference in France in November 2002

     -    The CES Show in Las Vegas, NV in January 2003

     -    The International Builders Show in Las Vegas, NV in January 2003

     -    The NextGen House Project in Las Vegas, NV in January-February 2003

     -    The Electronic House Expo in Orlando, FL in February 2003

     -    The HiFi Show in Moscow, Russia in February 2003

     -    And the Houston Home and Garden Show with CompUSA in February 2003.

Our business relationship with CompUSA is developing. We installed our System in CompUSA's Digital Living Center in Plano, TX, in May 2002. Our Touch Screen system is playing a central role in home automation environment marketing by CompUSA nationwide. We presented our VIP Systems(TM), jointly with CompUSA, at the "Connections 2002" show in Dallas, TX in May 2002. We also provided main Home Automation System for Stonegate subdivision in Houston, TX, managed by CompUSA.

We have discontinued operation of all our web sites, with the exception of our 3D shopping mall www.plazaroyal.com. Our web sites were once a central focus of our U.S. operation; however, as we have changed our focus to home automation and we have shifted our resources to this promising technology.

References to First Capital International, Inc. in this Form 10KSB First Capital International, Inc. and our wholly-owned subsidiaries, as follows:

     -    TGK-LINK AS, which is a VoIP firm.

     -    VIP Systems, Inc., which is a home automation firm.

     -    Ranger Car Care Corporation, which is dormant.

BUSINESS  ACTIVITIES

We are a home automation technology company. During the last half of the year 2001, we began transitioning from our US-based Internet and telecommunications business model to the home automation technology business model by developing a new home automation product VIP Systems(TM) which represents a complete unit with home control functions. We intend to sell off our Internet web sites as we focus on the home automation market.

FOREIGN  OPERATIONS

Much  of  our  target  market  is  in  Eastern  and Central Europe, particularly
Estonia. We operate in a part of the world which could be viewed as having a high potential for political, economic and military instability. For example, Estonia is near Russia. If the political situation in Russia worsened, a spill over effect into Estonia could have adverse consequences for us. Other nations in the region have experienced instability. If such instability were to occur in Estonia, our business could be adversely affected. We have no insurance to cover political risks.

Estonia is a free market democracy with established commercial laws. It does not have a highly inflationary economy now, although in the recent past it did have a highly inflationary economy. Estonia has experienced a great amount of political and economic instability and inflation increased after the separation from the Soviet Union, but then stabilized in 1999 through the present. The Estonian governments' monetary policies could come under pressure. If inflation increases, the business outlook and the effect of translation adjustments will negatively impact our financial position and results of operations. If Estonia should experience growing inflation, then the economy of this country could be classified as a highly inflationary economy under accounting principles generally accepted in the United States of America. Under such circumstances, declines in the value of the EEK (the Estonian unit of currency) would be reflected in operations and would negatively impact our financial position and results of operations.

EMPLOYEES

As of March 17, 2003, we had 13 employees in the USA, and 3 employees in Europe. No employees are represented by a union. We believe that our employee relations are good.

MORE  ABOUT  US

Our principal executive offices are located at 5120 Woodway, Suite 9000, Houston, Texas 77056; voice: (713) 629-4866 fax: (713) 629-4913. Our corporate web  site  is  at  www.FirstCap.net.
                   ----------------

Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI.OB" Our shares are also listed on the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra in Germany. Xetra is an Electronic Trading Exchange in Germany. All market participants, both in Germany and abroad, have equal access to the trading platform - regardless of their geographic location. On Xetra, all of approx. 5,500 equities listed on FWB, the Frankfurt Stock Exchange, are tradable. What makes it attractive for investors is that Xetra is open for trading from 9.00 a.m. to 8.00 p.m.

RISK  FACTORS

GOING  CONCERN  RISK

During 2002 and 2001, we were dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $(1,145,415) and $(2,476,737) during the years ended December 31, 2002 and 2001, respectively. We also had significant negative cash flows from operations during each of the years ended December 31, 2002 and 2001. These factors combined with the cash requirements inherent in our businesses raise substantial doubt about our ability to continue as a going concern. See
Note 2 to our Consolidated Financial Statements on Page F-13. Our long-term viability as a going concern is dependent upon three key factors as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

     -    Our ability to acquire or internally develop viable businesses

     - Our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations

As a result of potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2002 and 2001, indicating that substantial doubt exists concerning our ability to continue as a going concern.

RECENT LOSSES AND ACCUMULATED LOSSES AND DEFICIT, AND POTENTIAL DEFICIENCIES IN LIQUIDITY

Our ability to achieve profitability depends on our ability to successfully develop and market our home automation technology. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with home automation technology operations. See Management Discussion and Analysis of Financial Condition and Results of Operations.

We incurred net losses of $(1,145,415) and $(2,476.737) during the years ended December 31, 2002 and 2001, respectively. Recurring losses have produced an accumulated deficit of $(7,030,444) at December 31, 2002. Total revenue for the year ended December 31, 2002 was $140,598, which represents a 45% decrease from 2001 amounts. Our revenue decrease is a direct result of the change of our business strategy to focus on our home automation technology and sale of our subsidiaries.

Our new focus has resulted in our development of VIP Systems(TM) that we feel can improve our operating results. Losses in 2002 and 2001 were attributable primarily to business development activities and the high cost of bringing our home automation technology to market. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

LACK  OF  FINANCING  FOR  FUTURE  ACQUISITIONS  AND  EXPENDITURES

Until our operating results improve sufficiently, we must obtain outside financing to fund the expansion of the business and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our shareholders. Our financing must be provided from our operations, or from the sale of equity securities, borrowing, or other sources of third party financing in order for us to expand operations. The sale of equity securities could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets of being pledged as collateral and loan terms which would increase our debt service requirements and could restrict our operations. We can give no assurance that financing will be available from any source, or, if available, upon terms and conditions acceptable to us.

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

UNINSURED  POLITICAL  RISK

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

RISK  OF DILUTION UPON CONVERSION OF OPTIONS AND SHARES ELIGIBLE FOR FUTURE SALE

Risk of Dilution Upon Conversion of Options. At March 17, 2003, we had outstanding a total of 8,250,834 options to purchase our common stock at exercise prices ranging from $.02 to $.20 per share. These prices are near or below current market prices. If exercises or conversions occur, current shareholders will be subject to an immediate dilution in per share net tangible book value.

Risk of Dilution Related to Shares Eligible for Future Sale. At March 17, 2003, we had approximately 92,238,932 outstanding shares, of which approximately 15,177,842 shares are free trading shares, and approximately 77,061,090 shares are restricted securities as that term is defined the Securities Act of 1933. We believe that approximately 61,038,300 shares of our restricted common stock has been held for more than two years, and may be sold by non-affiliates without limitation. In addition, we believe that approximately 11,297,290 shares of our restricted common stock has been held for more than one year (excluding shares held for more than two years), and may be sold subject to volume restrictions. We can make no prediction as to the effect that resale of our restricted common stock, or the availability of such shares for sale, will have on market prices. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

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

ABILITY TO LOCATE SUITABLE BUSINESS COMBINATION AND JOINT VENTURE PARTNERS

We periodically enter into preliminary, non-binding discussions with other firms in the home automation industry in the U.S. and Europe. These discussions could result in business combinations. While we desire that such business combinations occur, we can give no assurance that any future business combination can be structured on terms acceptable to us. We seek to accomplish acquisitions on a stock exchange basis with a minimal cash cost. This would enable us to acquire additional assets and maintain our cash flow as well, but could result in substantial dilution in per share net tangible book value to existing shareholders.

CONTROL  BY  MANAGEMENT

Alex Genin, our Chief Executive Officer and Chairman of the Board, is the beneficial owner of approximately 62%, of our common stock. As a practical matter, he will be able to elect all of our directors and otherwise control our business affairs in the foreseeable future.

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

COMPETITION

There are approximately three major competitors that are presently in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete. We believe that VIP Systems(TM) is more integrated and has more functionality than other products on the home automation market. Comparing to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc., VIP Systems(TM) is the most affordable for distributors and general public. All these factors give First Capital a competitive advantage in comparison with other similar products on the market. Although, we anticipate that the number of competitors will increase in the future.

DEPENDENCE ON , AND AVAILABILITY OF MANAGEMENT; MANAGEMENT OF GROWTH

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

ITEM 2.  DESCRIPTION  OF  PROPERTY

Our principal executive offices are located at 5120 Woodway, Suite 9000, Houston, Texas 77056, in approximately 4,034 square feet of office space which is subleased from a third party, on a month to month sublease for $4,300 per month. We believe that our offices are adequate for our present and future needs.

ITEM  3.  LEGAL  PROCEEDINGS

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS

In the U.S., our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI." In Europe, our common stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra in Germany. For a few weeks during November and December, 1999, and January, 2000, our common stock was listed only on the over the counter pink sheets of the National Quotation Bureau. The following table sets forth the reported high and low closing prices for our common stock.

QUARTER ENDED                           HIGH  LOW
March 31, 2002                         $.76  $.10
June 30, 2002                          $.40  $.06
September 30, 2002                     $.21  $.07
December 31, 2002                      $.20  $.10

March 31, 2001                         $.31  $.19
June 30, 2001                          $.27  $.05
September 30, 2001                     $.27  $.13
December 31, 2001                      $.18  $.11

On March 27, 2003, the closing price on our common stock was $0.25 per share and at that date there were approximately 1,033 shareholders of record of our common stock. Our transfer agent is OTC Stock Transfer, Inc., 321 East 2100 South, Salt Lake City, UT 84115; PO Box 65665, Salt Lake City, UT 84165; tel. (801) 485-555, fax (801) 486-0562.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the three months ended December 31, 2002, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the three months ended December 31, 2002, we issued 1,309,000 shares of our common stock, 30,000 (the market value for these issuances was $0.12 per share) as bonuses to employees, 1,279,000 to investors, employees and vendors for cash totaling $78,400. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. No options granted this quarter. This transaction was a private placement made in reliance on Section 4(2) of the Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

                                  Equity Compensation Plan Information

                                                                               NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE FOR
                                                                              FUTURE ISSUANCE UNDER
      PLAN CATEGORY        NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       EQUITY COMPENSATION
                           BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                           OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          COLUMN (a))

                                     (a)                      (b)                      (c)
   Equity compensation
   plans approved by
   security holders                             -0-                   -n/a-                       -0-
   Equity compensation
   plans not approved by
   security holders                       8,675,210  $                 0.07             Indeterminate
          TOTAL

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENT  AND  INFORMATION

The Company is including the following cautionary statement in this Form10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company's management to operate on a global basis; the ability of the Company to effectuate and successfully operate acquisitions, and new operations; the ability of the Company to obtain acceptable forms and amounts of financing to fund current operations and planned acquisitions; the political, economic and military climate in nations where the Company may have interests and operations; the ability to engage the services of suitable consultants or employees in foreign countries; and competition and the ever-changing nature of the home automation industry. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE  RECOGNITION

We generate revenue from two major sources, merchandise sales over the internet and VIP Systems(TM) sales. Internet merchandise sales are recognized at the time the merchandise is shipped from our facility. Revenue from VIP Systems(TM) sales is recognized at the time of delivery to the customer .

STOCK-BASED  COMPENSATION

We recognize stock based compensation costs for our stock based employee compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option. Because we issue a significant number of stock options to employee, use of the intrinsic value method of accounting for stock based compensation reduces the compensation expense that is reflected in our financial statements as compared to the fair value based method encouraged by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation".

The following description of business, our financial position and our results of operations should be read in conjunction with our Financial Statements and the Notes to Financial Statements contained in this report on Form 10-KSB.

INTRODUCTION

It  is  our  intent  to  grow  through  the  continued  development  of our Home
Automation technology. We have one subsidiary in Europe, TGK-Link AS, an Estonian Voice-Over-IP company that we acquired in July 2001. In August 2002, we sold both Andevis AS and Anet Eesti AS and decided not to exercise the option in order to maintain 51% of UAB Mediafon and returned it to the previous owners. Sales and dispositions of these subsidiaries allowed us to exit the telecommunications business and we are actively looking for buyers for our remaining assets in Estonia.

Our stock is listed on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI", the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra Stock Exchange (Germany). This will allow the Company to expand its abilities to raise funds through the expansive European investment communities. We have entered into "smart house" technology market. Utilizing our extensive Internet/software expertise in the US and Estonia, we have developed a Home Control and Media Management device (VIP Systems(TM)). This device represents a combination of a uniquely built computer with a touch screen monitor and a proprietary software package. We believe that the concept of this system will appeal to integrators, builders, high speed Internet providers and home security providers.

At the present time we have selected a major manufacturer overseas to start main production for our LCD wall panels, and have ordered first run production units from a US manufacturer. A manufacturing contract with Kontron America will allow us to produce LCD wall panels to satisfy market demand for 2003 production.

We have started first deliveries to our customers, installations through CompUSA network and through other distribution channels. Our demo unit is installed at the CompUSA's Digital Living Centers in Plano, TX and we anticipate installing more demo units at CompUSA's Digital Living Centers nationwide. We have begun an installation training program with CompUSA personnel in Houston, Texas. We installed our System in Land Tejas Development Center in Houston, Texas, and we anticipate new orders in the next quarter. We also participated at the largest European "Net-atHome" exhibit in November 2002, and presented our system at the major US shows, including CES 2003 and International Builders Show (IBS) 2003. These events gave our product nationwide exposure through the Michael Holigan TV series and general media coverage during these shows. We plan to participate at the Next Generation Home event at the CES and IBS next year. An increase in US and European exposure may give us an opportunity to increase our revenue stream in accordance with our business model.

We provided training and shipped several systems to our new Las Vegas dealer - Hilltop Development, LLC. We believe that this will lead to more installations and sales in the area.

We participated at the Electronic House Expo in February 2003 in Orlando, FL. As a result of this show we set up a training schedule for our dealers. This new dealers' network was developed by the team of our sales representatives in February 2003 and covers 29 states. We believe that around 100 dealers will go through our training in April 2003. We also believe that our marketing efforts will substantially improve position of VIP Systems on the market.

In February 2003 we participated at the Hi-Fi Show, one of the largest electronics shows in Moscow, Russia. During this show we demonstrated capabilities of VIP Systems and as a result have an interest from almost 60 potential dealers in the area. We believe that Russia is a very lucrative market and initial sale of demo systems could be up to 20 systems within the next 90 days.

We have changed our marketing strategy and will introduce our system as a turn-key "all options included" package. Although this is a new approach to the Home Automation market, our "all options included" package has been well received by the industry and may allow us to position ourselves as a leader in the Home Automation Industry.

The VIP Systems(TM) allows users to control their home remotely from anywhere in the world. It has a built into the wall futuristic look and a touch screen command panel. It is fully Internet enabled and easy to operate and we believe that the features it offers can attract customers to our product.

We intend to start selling our VIP Systems(TM) line in 2003 through our Dealers network as well as independent integrators. We anticipate a substantial increase in sales activity from our Home Automation business in the near future.

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

Upon successful completion of testing of our VIP Systems, we developed a business relationship with Premise Systems, Inc., a leader in Home Automation software, and signed an OEM agreement on November 2, 2001. Concurrently with the signing of this agreement, our software development team in Eastern Europe completed a proprietary browsing interface that enabled us to incorporate all hardware/software solutions into a full home automation package.

To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including the Consumer Electronics Show in Las Vegas, NV in January 2002, the International Builders Shows in Atlanta, GA and San Antonio, TX in February 2002, and the Electronic House Expo in Orlando, FL in
March 2002. We also participated in Bob Vila's dotCom dreamHome project and presented our System during the Grand Opening of the project in Las Vegas, NV in April, 2002; Electronic House Expo in Long Beach, CA in November 2002; Net-atHome Conference in France in November 2002; CES Show in Las Vegas, NV in January 2003; International Builders Show in Las Vegas, NV in January 2003;
NextGen House Project in Las Vegas, NV in January-February 2003; Electronic House Expo in Orlando, FL in February 2003; and Houston Home and Garden Show with CompUSA in February 2003.

Our business relationship with CompUSA is developing. We installed our System in CompUSA's Digital Living Center in Plano, TX, in May 2002. Our Touch Screen system is playing a central role in home automation environment marketing by CompUSA nationwide. We presented our VIP Systems(TM), jointly with CompUSA, at the "Connections 2002" show in Dallas, TX in May 2002. We also provided main Home Automation System for Stonegate subdivision in Houston, TX, managed by CompUSA.

We have discontinued operation of all our web sites, with the exception of our 3D shopping mall www.plazaroyal.com. Our web sites were once a central focus of our U.S. operation; however, as we have changed our focus to Home Automation Technology we have shifted our resources to this promising technology.

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

GOING  CONCERN  ISSUE

Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $(1,145,415) and $(2,476,737) during the years ended
December 31, 2002 and 2001, respectively. We also had negative cash flows from operations of $(801,327) and $(530,773) during the years ended December 31, 2002 and 2001. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. See
Note 2 of the Consolidated Financial Statements on Page F-13. Our long-term viability as a going concern is dependent upon three key factors as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

     -    Our ability to acquire or internally develop viable businesses

     - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations

As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2002 and 2001, indicating that substantial doubt exists about our ability to continue as a going concern.

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

We incurred net losses of $(1,145,415) and $(2,476,737) during the years ended December 31, 2002 and 2001, respectively. Recurring losses have resulted in an accumulated deficit of $(7,030,444) at December 31, 2002. Total revenue for the year ended December 31, 2002 was $140,598, which represents a 45% decrease from 2001 amounts. Our revenue decrease is a direct result of the change of our business strategy to focus on our home automation technology and sale of our subsidiaries. Losses in 2002 and 2001 were attributable primarily to our efforts to refocus our business on home automation and the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

COMPETITION

There are approximately three major competitors that are presently in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete. We believe that VIP Systems(TM) is more integrated and has more functionality than other products on the Home Automation market. Comparing to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc., VIP Systems(TM) is the most affordable for distributors and the general public. All these factors give First Capital a competitive advantage in comparison with other similar products on the market. We anticipate that the number of competitors will increase in the future.

RESULTS  OF  OPERATIONS

In August 2002, as part of our plan to transition out of the telecommunications business and to focus on home automation technology, we sold or otherwise divested of three of the four overseas subsidiaries that we owned as follows:

     - We sold Andevis AS back to the management, who agreed to return 254,270 shares of our common stock, to forego the exercise of their scheduled stock option and to retain 100,000 shares of the common stock we originally tendered to acquire Andevis as nominal consideration.

     - We sold Anet Eesti to an independent third party for nominal consideration.

     - We also decided not to exercise our option to acquire the remaining 49% and thereby maintain our 51% interest in UAB Mediafon.

Sale of subsidiaries allows us to divest ourselves from the telecommunications business and we are actively looking for buyers for our remaining assets in Estonia.

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

During the year ended December 31, 2002, our revenue from continuing operations was $140,598 as compared to $257,242 for the year ended December 31, 2001. Our revenue decrease is a direct result of the change of our business strategy to focus on our home automation technology. VIP Systems(TM) sales increased by $38,427 while merchandise sales decreased by $153,660, demonstrating our shift in strategy to focus on home automation technology.

Cost of system sales and cost of merchandise sold each changed based on our shift to home automation technology. Cost of system sales increased by $25,271 and cost of merchandise sold declined by $80,381.

During the year ended December 31, 2002, operating and general expenses remained generally consistent as compared to the year ended December 31, 2001, decreasing only $9,072 due to normal fluctuations in expenses. This decrease was the result of additional personnel expenses related to the expansion of our VIP Systems(TM) development and marketing program offset by personnel expense reductions related to our former businesses in internet commerce and telecommunications.

During the year ended December 31, 2002 and 2001 we recognized stock and option based compensation of $88,346 and $1,750,500, respectively. This decrease is due to a significant decrease in the direct issuance of common stock to compensate employees and officers during 2002. Repricing and extension of the term of existing options also resulted in substantial charges to compensation expense in 2001. The repricings resulted in variable accounting for certain stock options that decreased stock based compensation in 2002 by $77,000.

Research and development expenses for the year ended December 31, 2002 increased by $52,616 or 122% as a result of the emphasis on development of our VIP Systems(TM). The $206,076 loss from operation of our discontinued business segments, primarily in the telecommunications sector, increased by $98,356 as a result of a $240,347 impairment charge for goodwill on the business that we sold, divested of or offered for sale in 2002.

During the year ended December 31, 2002, we had a net loss of $(1,145,415) as compared to a net loss of $(2,476,737) in the year ended December 31, 2001. The improvement in results, as shown above, primarily relates to a reduction in stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had cash resources of $70,422. We estimate that during the year 2002, our cash requirements will be approximately $600,000, or $150,000 per quarter. We do not presently believe that we will have positive cash flow from operations in 2002 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

During the year 2002, we raised more than $800,000 in cash from the sale of our securities. We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2003 if funds are available: $250,000 for continued development of our home automation business; and $100,000 for marketing expenses.

FOREIGN CURRENCY TRANSLATION AND INFLATION ISSUES

FOREIGN CURRENCY ISSUES

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

Our results of operations were improved when our functional currency changed from the U.S. dollar to the Estonian Kroon. Estonia's economy has a historically higher inflation rate than the United States economy and all currency losses associated with the translation of financial statements where the U.S. dollar is considered the functional currency are reflected as losses in operations rather than as charges against stockholders' equity as is the case when the Estonian kroon is considered our functional currency

ESTONIAN  INFLATION  ISSUES

Estonia does not have a highly inflationary economy now, although in the recent past Estonia did have a highly inflationary economy. Estonia has experienced a great amount of political and economic instability and inflation increased, but then stabilized in 1999 through 2000. Accordingly, the government's monetary policy could come under pressure. If inflation increases, both the outlook for us and the effect of translation adjustments will negatively impact our financial position and results of operations. The Estonian Consumer Price Index growth rate has decreased to 3.6% in 2002 from 5.8% in 2001. Estonia's imports in the year 2002 increased by approximately 16% over 2001. If Estonia experiences growing inflation, then Estonia's economy could be classified as a highly inflationary economy under generally accepted accounting principles. Under such circumstances, declines in the value of the EEK would be reflected in operations and would negatively impact our financial position and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial information required by this item is included as set forth beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OUR  DIRECTORS  AND  EXECUTIVE  OFFICERS

      NAME AND ADDRESS    AGE              POSITION
------------------------  ---  --------------------------------

Alex Genin                 52  Director, Chairman, CEO, CFO and
5120 Woodway, Suite 9000       CFO and President
Houston, Texas 77056

Michael Dashkovsky         42  Director and Manager of
5120 Woodway, Suite 9000       European Operations
Houston, Texas 77056

Merrill P. O'Neal          73  Director
5120 Woodway, Suite 9000
Houston, Texas 77056

Our Directors may be elected annually and hold office until our next annual meeting of stockholders, or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers.

BIOGRAPHIES

ALEX GENIN has been our Director, Chairman, CEO and President, and our major shareholder since August, 1998. Since 1992, Mr. Genin has been the President of ECL Trading Company, which trades goods and commodities in Europe and countries of the former Soviet Union. Since 1985, Mr. Genin has been the President of Eastern Credit Ltd. Inc. which provides financial consulting services in Europe, Asia and the United States. Mr. Genin has extensive experience in business activities in Europe, Asia and countries of the former Soviet Union.

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

ITEM 10.  EXECUTIVE  COMPENSATION

The following sets forth all forms of compensation in excess of $100,000 per year per person that we paid our executive officers for our years ended December 31, 2002 and 2001.

SUMMARY  COMPENSATION  TABLE

                   Annual Compensation                         Long Term Compensation
                  ---------------------                     ----------------------------
                  Awards   Payouts                   Securities                  All
                                     Other                                       Other
Name and                             Annual    Restricted   Underlying    LTIP   Com-
Principal                            Compen-   Stock        Options/      Pay-   pen-
Position    Year  Salary   Bonus     sation    Awards       SARs          outs   sation
Alex Genin  2002  $76,960  $    -0-  $    -0-         -0-    200,000(3)  $  -0-  $   -0-
Director,   2001  $76,960  $    -0-  $    -0-   510,000(1)   500,000(2)  $  -0-  $   -0-
Chairman,
CEO and
President

(1) During 2001, we issued 3,000,000 shares to Mr. Genin as a payment for patent on VIP Systems(TM)
(2) During 2001, we issued 500,000 immediately exercisable options as compensation to Mr. Genin. This option has an exercise price of $0.08 per share and expires in April 2004.
(3) During 2002, we issued 200,000 immediately exercisable options as compensation to Mr. Genin. This option has an exercise price of $0.06 per share and expires in January 2005.

OPTION/SAR GRANTS IN 2002

              Number of         Percent of
              Securities    Total Options/SARs
              Underlying      Granted to All                Expir-
             Options/SARs        Employees       Exercise   ation
 Name      Granted in 2002        in 2002          Price    Date

Alex Genin        200,000                19.9%  $    0.06   1/30/05


AGGREGATED OPTION/SAR EXERCISES IN 2002 AND 2002 YEAR END OPTION/SAR VALUES

                                          Number of              Value of
                                         Unexercised           Unexercised
                                    Securities Underlying      In-The-Money
                                         Options/SARs          Options/SARs
               Share                  At the End of 2002   At the End of 2002
              Acquired     Value        Exercisable/           Exercisable/
             On Exercise  Realized     Unexercisable          Unexercisable
                  #           $              #                      $
Alex Genin            -0-  $    -0-        4,400,000 / -0-  $    977,000 / $-0-

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION PLANS

We do not have an employment contract with any of our employees. We presently intend to negotiate an employment contract with Alex Genin which would require the Board approval, however, no terms have been discussed at this time.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information as of March 17, 2003, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. At March 17, 2003, we had outstanding 92,238,932 shares of common stock, and no outstanding preferred stock.

Name and Address                   Shares of Common        Percent of
of Beneficial Holder           Stock Beneficially Owned      Class
-----------------------------  -------------------------  -----------
Alex Genin                        61,270,000  (1)(2)(4)         62.2%
5120 Woodway, Suite 9000
Houston, Texas 77056

Eurocapital Group, Ltd            26,500,000  (2)               28.7%
19 Peel Road
Douglas, Isle of Man
British Isles 1M1 4LS

United Capital Group Limited      23,170,000  (2)(5)            24.6%
50 Town Range, Suite 7B
Gibraltar

NefteCredit Ltd.                   4,640,000                     5.0%
13/F, Silver Fortune Plaza
1 Wellington Street,
Central, Hong Kong

Michael Dashkovsky                 3,893,566  (3)                4.2%
5120 Woodway, Suite 9000
Houston, Texas 77056

Merrill P. O'Neal                    100,000                     0.1%
5120 Woodway, Suite 9000
Houston, Texas 77056

All officers and directors as
a Group--Three Persons            65,263,566                    65.3%


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

(4) Includes shares owned by Eurocapital Group, Ltd. and United Capital Group Limited.

(5) Includes an option to purchase up to 1,800,000 shares of our common stock which is presently exercisable at exercise prices of $0.10 per share.


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

In April, 1999, we granted Mr. Genin an option to purchase up to 200,000 shares of our common stock exercisable at $0.25 per share and expires in March, 2002. In August, 2001, this option was re-priced to $0.10 and extended till April, 2004, due to current market situation. This option is presently exercisable.

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

In October, 1998, we sold to Michael Dashkovsky 3,000,000 shares of common stock at one-tenth cent per share and granted Mr. Dashkovsky an option to purchase 1,500,000 shares of our common stock exercisable at $0.05 per share that expires in August, 2001, for the total cash sums of $3,080. In August 2001, this option was extended till April, 2004, due to current market situation. This option is presently exercisable. These issuances were approved by the Board of Directors. This was an incentive approved by the Board of Directors to persuade Mr. Dashkovsky to become an officer and director and to devote substantially all of his time to us at a time when there was no meaningful market for our common stock and when we had limited financial resources.

During 2002, the Company received $23,434 of advances from its chief executive officer and a company controlled by him.

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

During 2002 and 2001 the Company subleased office space from a company 100% owned by the Company's president. The sublease is on a month-to-month basis and provides for monthly payments of $2,343. Total rent expense recognized with respect to this lease during the years ended December 31, 2002 and 2001 was $29,687 and $11,715, respectively.


ITEM 13. EXHIBITS AND REPORTS ON  FORM  8-K

(a)  Exhibits

     None.


(b)  Reports  on  Form  8-K.

     None.

ITEM 14.  CONTROLS AND PROCEDURES

     Alex Genin, our Chief Executive Officer and also acting Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

FIRST CAPITAL INTERNATIONAL, INC.


-----------------------------
By:  /s/  Alex  Genin
Alex  Genin
Director, CEO, CFO and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                       Title                  Date
---------------------------  ------------------  -------------------

---------------------------
/s/ Alex Genin               Director,               March 28, 2003
Alex Genin                   CEO, CFO and
                             President

---------------------------
/s/ Michael Dashkovsky       Director and            March 28, 2003
Michael Dashkovsky           Manager of
                             European Operations

---------------------------
/s/ Merrill P. O'Neal        Director                March 28, 2003
Merrill P. O'Neal

                                 CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Alex Genin, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Capital International, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March 28, 2003             /s/  Alex  Genin
                                       Chief  Executive  Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Alex Genin, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Capital International, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March 28, 2003             /s/  Alex  Genin
                                       Chief  Financial  Officer

I, Alex Genin, the Chief Executive Officer of First Capital International, Inc. hereby certify that First Capital International, Inc.'s annual report on Form 10KSB and the financial statements contained therein, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the annual report on Form 10KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of First Capital International, Inc.


Date:   March 28, 2003                         /s/     Alex  Genin
                                               Chief Executive Officer of
                                               First Capital International, Inc.



I, Alex Genin, the Acting Chief Financial Officer of First Capital International, Inc. hereby certify that First Capital International, Inc.'s annual report on Form 10 KSB and the financial statements contained therein, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the annual report on Form 10KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of First Capital International, Inc.


Date:   March 28, 2003                         /s/     Alex  Genin
                                               Acting Chief Financial Officer of
                                               First Capital International, Inc.

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   __________



                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                   ----------

                                                                         PAGE(S)
                                                                         -------

Report of Independent Accountants                                            F-3

Audited Financial Statements

  Consolidated Balance Sheet as of December 31,
    2002                                                                     F-4

  Consolidated Statements of Operations for the
    years ended December 31, 2002 and 2001                                   F-5

  Consolidated Statements of Stockholders' Equity
    for the years ended December 31, 2002 and
    2001                                                                     F-6

  Consolidated Statements of Cash Flows for the
    years ended December 31, 2002 and 2001                                   F-8

Notes to Consolidated Financial Statements                                   F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
First Capital International, Inc.


We have audited the accompanying consolidated balance sheet of First Capital International, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has been dependent on funding obtained from outside investors to support its continuing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ Ham, Langston & Brezina, L.L.P.


Houston, Texas
March 28, 2003

                        FIRST CAPITAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   __________

     ASSETS
     ------

Current assets:
  Cash and cash equivalents                               $    70,422
  Accounts receivable                                           5,102
  Inventory                                                   151,277
  Current assets of discontinued business segment              12,146
                                                          ------------

    Total current assets                                      238,947

Office equipment, net                                             858

Non-current assets of discontinued business segment             3,082
                                                          ------------

      Total assets                                        $   242,887
                                                          ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable and current portion of long-term debt     $    69,269
  Notes payable to related parties                             23,434
  Accounts payable and accrued liabilities                     33,605
  Current liabilities of discontinued business segment          3,380
                                                          ------------

    Total current liabilities                                 129,688

Long-term debt, net of current portion                         17,768

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, 10,000,000 shares authorized                     -
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 90,031,932 shares issued and outstanding       90,032
  Additional paid-in capital                                6,392,073
  Unissued preferred stock                                    530,000
  Unissued common stock                                       119,450
  Accumulated deficit                                      (7,030,444)
  Subscription receivable                                      (5,800)
  Accumulated other comprehensive loss                            120
                                                          ------------

      Total stockholders' equity                               95,431
                                                          ------------

        Total liabilities and stockholders' equity        $   242,887
                                                          ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   __________

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                         2002          2001
                                                     ------------  ------------
Revenue:
  System sales                                       $    49,264   $    10,837
  Merchandise sales                                       90,949       244,609
  Other                                                      385         1,796
                                                     ------------  ------------

    Total revenue                                        140,598       257,242
                                                     ------------  ------------

Costs and expenses:
  Cost of systems                                         32,399         7,128
  Cost of merchandise sold                                61,046       141,427
  Operating and general expenses                         675,068       685,602
  Stock and option based compensation                     88,346     1,750,500
  Research and development                                95,488        42,872
  Depreciation expense                                       827           827
                                                     ------------  ------------

    Total costs and expenses                             953,174     2,628,356
                                                     ------------  ------------

Loss from operations                                    (812,576)   (2,371,114)

Other income (expense):
  Interest income                                            578         1,849
  Interest expense                                       (11,190)       (2,942)
                                                     ------------  ------------

    Other income (expense), net                          (10,612)       (1,093)
                                                     ------------  ------------

Loss from continuing operations                         (823,188)   (2,372,207)

Discontinued operations:
  Loss from operation of discontinued business
    segments, net of income tax provision of $5,986
    in 2001                                             (206,076)     (107,720)
  Gain (loss) from disposition of discontinued
    business segments                                   (116,151)        3,190
                                                     ------------  ------------

      Loss from discontinued operations                 (322,227)     (104,530)
                                                     ------------  ------------

Net loss                                             $(1,145,415)  $(2,476,737)
                                                     ============  ============

Basic and dilutive net loss per common share:
  Continuing operations                              $     (0.01)  $     (0.03)
  Discontinued operations                                  (0.00)        (0.00)
                                                     ------------  ------------

    Total                                            $     (0.01)  $     (0.03)
                                                     ============  ============

Weighted average shares outstanding                   88,322,981    80,020,185
                                                     ============  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                             FIRST CAPITAL INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        __________


                                                           ADDITIONAL    UNISSUED    UNISSUED    SUBSCRIP-
                                          COMMON STOCK       PAID-IN    PREFERRED     COMMON       TION       ACCUMULATED
                                        SHARES    AMOUNT     CAPITAL      STOCK       STOCK     RECEIVABLE      DEFICIT
                                      ----------  -------  -----------  ----------  ----------  -----------  -------------
Balance at December 31, 2000          76,251,412  $76,251  $ 3,956,301  $        -  $ 150,365   $         -  $ (3,408,292)

Net loss                                       -        -            -           -          -             -    (2,476,737)

Other comprehensive loss-foreign
  currency translation                         -        -            -           -          -             -             -

  Comprehensive loss

Common stock issued for cash           7,400,000    7,400      421,200           -          -             -             -

Common stock issued to officers
   and employees as compensation          92,000       92       12,408           -          -             -             -

Common stock issued to vendors for
  services performed                     100,000      100       18,100           -          -             -             -

Common stock issued to acquire tech-
  nology rights from an officer        3,000,000    3,000      507,000           -          -             -             -

Compensatory stock options issued to
  officers and employees                       -        -      912,200           -          -             -             -

Compensatory stock options issued to
  vendors and other third parties              -        -      297,600           -          -             -             -

Business acquisitions and adjustment
  of the purchase price of busi-
  nesses previously acquired             120,000      120       32,690           -   (112,500)            -             -
                                      ----------  -------  -----------  ----------  ----------  -----------  -------------

Balance at December 31, 2001          86,963,412   86,963    6,157,499           -     37,865             -    (5,885,029)
                                      ----------  -------  -----------  ----------  ----------  -----------  -------------

                                                 ACCUMULATED
                                                 OTHER COMP-     TOTAL
                                                  REHENSIVE      STOCK-
                                      TREASURY     INCOME       HOLDERS
                                        STOCK      (LOSS)        EQUITY
                                      ---------  -----------  ------------
Balance at December 31, 2000          $       -  $   (1,776)  $   772,849

Net loss                                      -           -    (2,476,737)

Other comprehensive loss-foreign
  currency translation                        -         410           410
                                                              ------------

  Comprehensive loss                                           (2,476,327)
                                                              ------------

Common stock issued for cash                  -           -       428,600

Common stock issued to officers
   and employees as compensation              -           -        12,500

Common stock issued to vendors for
  services performed                          -           -        18,200

Common stock issued to acquire tech-
  nology rights from an officer               -           -       510,000

Compensatory stock options issued to
  officers and employees                      -           -       912,200

Compensatory stock options issued to
  vendors and other third parties             -           -       297,600

Business acquisitions and adjustment
  of the purchase price of busi-
  nesses previously acquired                  -           -       (79,690)
                                      ---------  -----------  ------------

Balance at December 31, 2001                  -      (1,366)      395,932
                                      ---------  -----------  ------------


   The accompanying notes are an integral part of these financial statements.

                                             FIRST CAPITAL INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         __________

                                                             ADDITIONAL   UNISSUED   UNISSUED     SUBSCRIP-
                                          COMMON STOCK        PAID-IN    PREFERRED    COMMON        TION       ACCUMULATED
                                       SHARES      AMOUNT     CAPITAL      STOCK       STOCK     RECEIVABLE      DEFICIT
                                     -----------  --------  -----------  ----------  ---------  ------------  -------------
Balance at December 31, 2001         86,963,412    86,963    6,157,499            -    37,865             -     (5,885,029)

Net loss                                      -         -            -            -         -             -     (1,145,415)

Other comprehensive loss-foreign
  currency translation                        -         -            -            -         -             -              -

  Comprehensive loss

Adjustment of purchase price for
  Andevis                                     -         -            -            -   (37,865)            -              -

Common stock issued for cash          2,200,000     2,200      119,800            -         -             -              -

Cash received for preferred stock
  that has not been issued                    -         -            -      530,000         -             -              -

Cash received for common stock that
  has not been issued                         -         -            -            -   100,000             -              -

Common stock issued for cash and
  compensation                        1,072,790     1,073      131,234            -         -             -              -

Common stock issued for subscrip-
  tion receivable                        50,000        50        5,750            -         -        (5,800)             -

Common stock issued subsequent to
  December 31, 2002 for services
  performed in 2002                           -         -            -            -    19,450             -              -

Treasury shares acquired upon sale
  of Mediafone                                -         -            -            -         -             -              -

Cancellation of treasury stock         (254,270)     (254)     (27,716)           -         -             -              -

Compensatory stock options issued
  to officers and employees, net of
  $77,000 credit from variable ac-
  counting for options that were
  repriced in 2001                            -         -        5,506            -         -             -              -
                                     -----------  --------  -----------  ----------  ---------  ------------  -------------

Balance at December 31, 2002         90,031,932   $90,032   $6,392,073   $  530,000  $119,450   $    (5,800)  $ (7,030,444)
                                     ===========  ========  ===========  ==========  =========  ============  =============

                                                ACCUMULATED
                                                OTHER COMP-   TOTAL
                                                 REHENSIVE    STOCK-
                                      TREASURY    INCOME     HOLDERS
                                       STOCK      (LOSS)      EQUITY
                                     ----------  --------  ------------
Balance at December 31, 2001                 -    (1,366)      395,932

Net loss                                     -         -    (1,145,415)

Other comprehensive loss-foreign
  currency translation                       -     1,486         1,486
                                                           ------------

  Comprehensive loss                                        (1,259,291)
                                                           ------------

Adjustment of purchase price for
  Andevis                                    -         -       (37,865)

Common stock issued for cash                 -         -       122,000

Cash received for preferred stock
  that has not been issued                   -         -       530,000

Cash received for common stock that
  has not been issued                        -         -       100,000

Common stock issued for cash and
  compensation                               -         -       132,307

Common stock issued for subscrip-
  tion receivable                            -         -             -

Common stock issued subsequent to
  December 31, 2002 for services
  performed in 2002                          -         -        19,450

Treasury shares acquired upon sale
  of Mediafone                         (27,970)        -       (27,970)

Cancellation of treasury stock          27,970         -             -

Compensatory stock options issued
  to officers and employees, net of
  $77,000 credit from variable ac-
  counting for options that were
  repriced in 2001                           -         -         5,506
                                     ----------  --------  ------------

Balance at December 31, 2002         $       -   $   120   $    95,431
                                     ==========  ========  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST CAPITAL INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       __________

                                                                YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                  2002          2001
                                                              ------------  ------------
Cash flows from operating activities:
  Net loss                                                    $(1,145,415)  $(2,476,737)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
    Loss from operations of discontinued business segments        206,076       107,720
    Loss (gain) from disposition of discontinued business
      segments                                                    116,151        (3,190)
    Depreciation expense                                              827           828
    Stock and option based compensation                            88,346     1,750,500
    Changes in operating assets and liabilities,
      net of effects from acquisitions and disposals:
      Accounts receivable                                          (2,547)        1,030
      Inventory                                                   (81,783)       77,742
      Prepaid expenses and other assets                             1,382         3,921
      Accounts payable and accrued liabilities                     (3,870)       26,433
                                                              ------------  ------------

        Net cash used in continuing operations                   (820,833)     (511,753)
        Net cash provided by (used in) discontinued
          operations                                               19,506       (19,020)
                                                              ------------  ------------

          Net cash used in operating activities                  (801,327)     (530,773)
                                                              ------------  ------------

Cash flows from investing activities:
  Acquisition of property and equipment                           (46,651)      (43,477)
  Proceeds from sale of property and equipment                          -        10,104
  Net cash payment upon disposal of discontinued
    business segments                                              (5,329)       (8,228)
  Acquisition of new businesses, net of cash acquired                   -       (17,556)
                                                              ------------  ------------

        Net cash provided by (used in) continuing operations            -             -
        Net cash used in discontinued operations                  (51,980)      (59,157)
                                                              ------------  ------------

          Net cash used in investing activities                   (51,980)      (59,157)
                                                              ------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt                   94,335        16,136
  Proceeds from sale of common and preferred stock                801,467       428,600
  Payments on notes payable and long-term debt                     (6,115)       (2,575)
                                                              ------------  ------------

        Net cash provided by continuing operations                895,602       444,736
        Net cash used in discontinued operations                   (6,115)       (2,575)
                                                              ------------  ------------

          Net cash provided by financing activities               889,687       442,161
                                                              ------------  ------------

Effects of exchange rate changes on cash:
  Continuing operations                                                 -             -
  Discontinued operations                                           1,486           410
                                                              ------------  ------------

    Total effect of exchange rate changes on cash                   1,486           410
                                                              ------------  ------------

Net increase (decrease) in cash and cash equivalents               37,866      (147,359)

Cash and cash equivalents, beginning of year                       32,556       179,915
                                                              ------------  ------------

Cash and cash equivalents, end of year                        $    70,422   $    32,556
                                                              ============  ============


Supplemental disclosure of cash flow information:

  Cash paid for interest                                      $    11,190   $     2,081
                                                              ============  ============

  Cash paid for income taxes                                  $         -   $     1,375
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

     MANAGEMENT  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the valuation of deferred tax assets, the realizability of accounts receivable and the value of goodwill.

     REVENUE  RECOGNITION
     --------------------

     Service revenue is recognized at the time services are performed. Retail merchandise sales are recognized upon shipment of the merchandise. System sales are recognized as revenue upon delivery to the customer.

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

     Cash and accounts receivable are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks selected based upon management's assessment of the bank's financial stability. Cash balances are currently maintained in banks primarily in the United States. Cash balances in U.S. banks may periodically exceed the $100,000 federal depository insurance limit.

     Accounts receivable arise primarily from transactions with customers primarily in the United States. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is generally not required for credit granted.

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     INVENTORY
     ---------

     Inventory consists primarily of home automation systems and jewelry and fine gift items held for retail sale and is recorded at the lower of aggregate cost or market with cost determined using the first-in, first-out
     (FIFO)  method.

     OFFICE  EQUIPMENT
     -----------------

     Office equipment is recorded at cost and depreciated on the straight-line method over the 2 to 5 year estimated useful lives of the various classes of depreciable property. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

     GOODWILL
     --------

     Goodwill, which represents the cost in excess of net assets of businesses acquired was being amortized using the straight-line method over fifteen years prior to the adoption of SFAS No. 142.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 (See New Accounting Pronouncements) and goodwill was not amortized in 2002. Under the provisions of SFAS No. 142, the Company assessed goodwill for impairment and an impairment provision of $240,347 was recorded during the year ended December 31, 2002.

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

     STOCK-BASED COMPENSATION
     ------------------------

     Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

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

     COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of the balance sheet.

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 141 and SFAS No. 142 will have a continuing impact on the Company's future results of operations and financial position because at December 31, 2001, the Company had $240,347 of goodwill recorded on its balance sheet and during the year then ended the Company recognized a complete write-down because the Company could not establish any net realizable value and had made a decision to sell all foreign subsidiaries to which the goodwill pertained. During the year ended December 31, 2001 the Company recorded goodwill amortization of $26,243.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 did not have any impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The provisions of SFAS No. 144 were followed in recognizing the Company's decision to dispose of all of its foreign subsidiaries (See Note 4).

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a
     Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company followed the provisions of SFAS No. 146 in recognizing the Company's decision to dispose of all of its foreign subsidiaries (See Note 4).


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company will begin following the disclosure requirements of SFAS No. 148 beginning in January 2003.


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2002 and 2001, the Company incurred net losses of $(1,145,415) and $(2,476,737), respectively, and had negative cash flows from operations of $(801,327) and $(530,773). These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management has specific plans to address the Company's financial situation as follows:

          o In the near term Management plans private placements of the Company's common stock to qualified investors to fund its operations.

          o In the long-term, Management believes that cash flows from home automation products that the Company has developed will provide the resources for its continued operations.

     There can be no assurance that the Company's planned private placement of equity securities will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

          o The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations.

          o The ability of the Company to acquire or internally develop viable businesses.

          o The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


3.   ACQUISITIONS
     ------------

     During the year ended December 31, 2001, the Company acquired two companies that management believed would fit well into its business strategy. The Company's business strategy at the time of the two acquisitions was to bring together high quality Internet related or telecommunication businesses in the developing Estonian and Lithuanian markets of Eastern Europe. The Company changed the direction of its business in 2002 after obtaining the rights to certain home automation technology that management has now chosen as the future foundation of the Company's operations. Accordingly, in 2002, the Company made the decision to dispose of all of the Eastern European companies that it had acquired in 2001 and 2000 and to focus on home automation technology. Accordingly, in 2002 the Company sold or made available for sale all of its Eastern European subsidiaries. (See
     Note  4)

     All business acquisitions completed by the Company in 2001 were accounted for using the purchase method and following is a summary of the companies acquired, the date of acquisition, the purchase price, the method of payment and the allocation of the purchase price to the assets and liabilities of the companies acquired:

     TGK-LINK  AS  ("TGK")
     ---------------------

     On January 12, 2001, the Company acquired 65% of TGK, an Estonian public limited company that provides Internet banking services in Estonia. The Company acquired the remaining 35% of TGK in July 2001 for a nominal cash payment. The total purchase price was approximately $35,000 based on the issuance of 100,000 shares of the Company's common stock and the payment of $15,000 in cash.

     UAB  MEDIAFON  ("MEDIAFON")
     ---------------------------

     On June 29, 2001, the Company acquired 51% of Mediafon, A Lithuanian close joint stock company that provides internet and VOIP (voice over Internet protocol) services in Lithuania. The net purchase price was approximately $7,000 in cash. The Company acquired a 51% equity interest in Mediafon, but its voting interest was only 49%.

     Following is a summary of assets acquired and liabilities assumed in the business acquisitions described above:

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
                                          =========  ==========  =========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


4.   DISCONTINUED  OPERATIONS
     ------------------------

     During the years ended December 31, 2002 and 2001, the Company discontinued or made plans to discontinue all of its Eastern European operations as described below. Accordingly, at December 31, 2002 the Company's United States home automation business represents its only continuing operations.

     FLAMINGO  TRAVEL,  INC.  ("FLAMINGO")
     -------------------------------------

     On September 28, 2001 the Company completed the sale of Flamingo Travel back to its previous owners because this travel service operation did not produce the results that the Company anticipated. The sales price for Flamingo was approximately $2,000; however, Flamingo had cash at the date of sale resulting in a net reduction in cash from the sale.

     ANET  EESTI  CORPORATION("ANET")
     --------------------------------

     On August 12, 2002, the Company completed the sale of Anet, an Estonian corporation that provides internet access services in the Baltic region and Russia. The sales price for Anet was set at $15,000 in cash; however the Company never received the cash. At the time of the sale, Anet had cash of $1,604 resulting in a net reduction in cash from the sale.

     ANDEVIS  AS  ("ANDEVIS")
     ------------------------

     On August 1, 2002, the Company completed the sale of its 98.8% interest in Andevis, an Estonian corporation that provided software sub-contracting services to clients in Europe. The total sales price was $28,470 based on the return of 254,270 shares of the Company's common stock to treasury and a cash payment of $500. At the time of the sale, Andevis had cash of $3,300 resulting in a net reduction in cash from the sale.

     TGK-LINK  AS  ("TGK")
     ---------------------

     The Company is actively marketing the sale of its last remaining Eastern European subsidiary, TGK, an Estonian public limited company that provides Internet banking services in Estonia.

     UAB  MEDIAFON  ("MEDIAFON")
     ---------------------------

     On August 2, 2002, the Company returned to the minority owners, its 51% interest in Mediafon, a Lithuanian close joint stock company that provides internet and VOIP services in Lithuania. The decision was made based on the Company's desire to exit the telecommunications business and to avoid the cash payment required to exercise its option for the remaining 49% of Mediafon. At the time of the transaction, Mediafon had cash of $925 resulting in a net reduction in cash from the sale.

     Following is summary results of operations information for the Company's discontinued segments for the years ended December 31, 2002 and 2001:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


4.   DISCONTINUED OPERATIONS, CONTINUED
     ----------------------------------

     2002 SUMMARY RESULTS OF OPERATIONS INFORMATION
     ----------------------------------------------

                                         ANET      ANDEVIS       TGK     MEDIAFON     TOTAL
                                       ---------  ----------  ---------  ---------  ----------
                                                    YEAR ENDED DECEMBER 31, 2002
                                       -------------------------------------------------------
     Service revenue                   $109,946   $ 185,542   $ 50,022   $ 124,290  $ 469,800
                                       ---------  ----------  ---------  ---------  ----------

     Costs and expenses:
       Operating and general expenses    36,181      59,798     29,008      55,105    180,092
       Supplies and materials            39,917     115,594     22,107      38,816    216,434
       Depreciation expense              21,463      10,374      5,609       4,508     41,954
       Impairment of goodwill            86,299     104,796     30,219      19,033    240,347
       Other income and expense, net        132        (277)    (6,091)      3,285     (2,951)
                                       ---------  ----------  ---------  ---------  ----------

         Total costs and expenses       183,992     290,285     80,852     120,747    675,876
                                       ---------  ----------  ---------  ---------  ----------

     Income (loss) from discontinued
       operations                      $(74,046)  $(104,743)  $(30,830)  $   3,543  $(206,076)
                                       =========  ==========  =========  =========  ==========

2001 SUMMARY RESULTS OF OPERATIONS INFORMATION
----------------------------------------------

                                          FLAMINGO      ANET      ANDEVIS      TGK     MEDIAFON     TOTAL
                                         ----------  ----------  ---------  ---------  ---------  ----------
                                             TO
                                         SEPTEMBER
                                          28, 2001               YEAR ENDED DECEMBER 31, 2001
                                         ----------  -------------------------------------------------------
     Revenue:
       Service revenue                   $        -  $ 145,787   $314,699   $ 68,379   $ 126,207  $ 655,072
       Booking revenue                      127,684          -          -          -           -    127,684
                                         ----------  ----------  ---------  ---------  ---------  ----------

         Total revenue                      127,684    145,787    314,699     68,379     126,207    782,756
                                         ----------  ----------  ---------  ---------  ---------  ----------

     Costs and expenses:
       Operating and general expenses       107,271     97,586     98,148     37,602      23,359    363,966
       Supplies and materials                     -    119,812    198,575     32,853      60,609    411,849
       Other (income) and expense, net            -        787     (1,652)     7,110       8,111     14,356
       Depreciation expense                       -     42,341     10,202     12,080       3,453     68,076
       Amortization of goodwill                   -      6,372     18,180      1,486         205     26,243
                                         ----------  ----------  ---------  ---------  ---------  ----------

     Income (loss) before provision for
       income taxes                          20,413   (121,111)    (8,754)   (22,752)     30,470   (101,734)

     Provision for income taxes                   -          -          -          -       5,986      5,986
                                         ----------  ----------  ---------  ---------  ---------  ----------

         Total costs and expenses           107,271    266,898    323,453     91,131      95,737    884,490
                                         ----------  ----------  ---------  ---------  ---------  ----------

     Net income (loss) from discontin-
       ued operations                    $   20,413  $(121,111)  $ (8,754)  $(22,752)  $  24,484  $(107,720)
                                         ==========  ==========  =========  =========  =========  ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


4.   DISCONTINUED OPERATIONS, CONTINUED
     ----------------------------------

     Following is a summary of the disposition transactions that occurred during the years ended December 31, 2002 and 2001 as described above:

                                                    2001                                  2002
                                                 -------------------------------------------------------------
                                                  FLAMINGO     ANET        ANDEVIS       MEDIAFON     TOTAL
                                                 ----------  ---------  --------------  ----------  ----------
     Current assets:
       Cash and cash equivalents                 $  10,228   $  1,604   $       3,300   $     925   $   5,829
       Accounts receivable, net                     16,895     24,929          61,534      37,617     124,080
       Inventories                                       -          -          26,549       2,306      28,855
       Prepaid and other                                 -      6,809           4,523         502      11,834
                                                 ----------  ---------  --------------  ----------  ----------

         Total current assets                       27,123     33,342          95,906      41,350     170,598

     Property and equipment, net                     7,128     27,894          29,328      63,409     120,631
                                                 ----------  ---------  --------------  ----------  ----------

         Total assets                               34,251     61,236         125,234     104,759     291,229
                                                 ----------  ---------  --------------  ----------  ----------

     Current liabilities:
       Notes payable                                12,500      2,921               -           -       2,921
       Accounts payable and accrued liabilities     22,941     28,434          34,897      41,247     104,578
                                                 ----------  ---------  --------------  ----------  ----------

         Total current liabilities                  35,441     31,355          34,897      41,247     107,499

     Deferred income taxes                               -          -               -       4,789       4,789
     Minority interest                                   -          -               -      34,320      34,320
                                                 ----------  ---------  --------------  ----------  ----------

         Total liabilities                          35,441     31,355          34,897      80,356     146,608
                                                 ----------  ---------  --------------  ----------  ----------

             Net assets sold or surrendered         (1,190)    29,881          90,337      24,403     144,621

     Cash received                                  (2,000)         -            (500)          -        (500)
     Treasury stock received                             -          -         (27,970)          -     (27,970)
                                                 ----------  ---------  --------------  ----------  ----------

     Gain (loss) on sale or surrender            $   3,190   $(29,881)  $     (61,867)  $ (24,403)  $(116,151)
                                                 ==========  =========  ==============  ==========  ==========

     Following is a summary of the assets and liabilities of the Company's only remaining Eastern European subsidiary, TGK.

     Current assets:
       Trade accounts receivable                                         $ 3,464
       Prepaid and other                                                   8,683
                                                                         -------

         Current assets of discontinued business segment                 $12,147
                                                                         =======

     Equipment, net                                                      $ 3,082
                                                                         -------

         Non-current assets of discontinued business
           segment                                                       $ 3,082
                                                                         =======

     Current liabilities:
       Accounts payable                                                  $ 3,380
                                                                         -------

         Current liabilities of discontinued business
           segment                                                       $ 3,380
                                                                         =======


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

5.   NOTES  PAYABLE  AND  LONG-TERM  DEBT
     ------------------------------------

     Notes payable at December 31, 2002, were as follows:

     Note payable to a finance company under a $23,000
       revolving line of credit, bearing interest at 8.9%
       per year and due on demand.  This note is uncol-
       lateralized.                                                    $ 17,097

     Obligation under a product financing arrangement,
       bearing interest at an effective rate of
       approximately 21% per year and due in monthly
       payments of $1,003, including interest through
       November 2005.  This obligation is collater-
       alized by inventory.                                              25,000

     Credit card obligations under agreements that provide
       credit of up to $104,000.  These obligations bear
       interest at rates ranging from approximately 6% to
       approximately 18% per year and are uncollateralized.              44,940
                                                                       ---------

                                                                         87,037
     Less current portion                                               (17,768)
                                                                       ---------

                                                                       $ 69,269
                                                                       =========

     Future annual maturities of notes payable and long-term debt, at December 31, 2002 were as follows:

       DECEMBER  31,
       -------------

          2003                                                        $   69,269
          2004                                                             8,114
          2005                                                             9,654
                                                                      ----------

                                                                      $   87,037
                                                                      ==========

6.   NOTES PAYABLE TO RELATED PARTIES
     --------------------------------

     Notes payable to related parties of $23,434 at December 31, 2002, consists of short-term advances from the Company's chief executive officer and a Company he controls, under informal agreements. These advances, due to their short-term nature, are non-interest bearing, uncollateralized, and due on demand.

7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

     Accounts payable and accrued liabilities at December 31, 2002 were as follows:

       Trade  accounts  payable                                       $   33,138
       Sales  tax  payable                                                   467
                                                                      ----------

                                                                      $   33,605
                                                                      ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


8.   INCOME TAXES
     ------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $3,460,000 which expire in 2008 through 2022. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change in the Company in connection with the 1998 reverse merger with EIP limits the Company's ability to utilize NOL carryforwards generated prior to September 28, 1998 to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 2002 are as follows:

       Net operating losses                                         $ 1,176,576
                                                                    ------------

         Total deferred tax assets                                    1,176,576

       Valuation allowance                                           (1,176,576)
                                                                    ------------

           Net deferred tax assets                                  $         -
                                                                    ============

     For financial reporting purposes, the loss from continuing operations before provision for income taxes relates 100% to United States operations for the years ended December 31, 2002 and 2001.

     Significant components  of  the provision for income taxes are as follows:

                                                                   2002    2001
                                                                   -----  ------
       Current foreign taxes (Lithuania)                           $   -  $1,375
       Deferred foreign taxes (Lithuania)                              -   4,611
                                                                   -----  ------

         Provision for income taxes                                $   -  $5,986
                                                                   =====  ======

     All  2001 foreign income taxes are attributable to operations in Lithuania.

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to loss from continuing operations is as follows:

                                             2002                       2001
                                    -------------------------  --------------------
                                      AMOUNT      PERCENT       AMOUNT     PERCENT
                                    ----------  -------------  ----------  --------
       Benefit for income tax at
         federal statutory rate     $ 389,441           34.0%  $ 837,093      34.0%
       Non-deductible compensation    (30,038)          (2.6)   (595,170)    (24.3)
       Increase in valuation
         allowance                   (356,965)         (31.2)   (231,624)     (9.6)
       Other                           (2,438)          (0.2)     (4,313)      0.1
                                    ----------  -------------  ----------  --------

                                    $       -              -%  $   5,986       0.2%
                                    ==========  =============  ==========  ========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

9.   OPERATING  LEASE
     ----------------

     The Company sub-leases office space under a month to month lease that provides for renewal options, payment of taxes and utilities by the Company, and charges for certain costs to the landlord. Rental expense under operating leases was $41,515 and $40,087 during the years ended December 31, 2002 and 2001, respectively. The Company is not a party to any lease agreements of a term of greater than one year at December 31, 2002. During the years ended December 31, 2002 and 2001, the Company subleased office space from a company 100% owned by the Company's president. (See
     Note 12) The Company began leasing office space from an unrelated third party in June 2002.

10.  STOCKHOLDER'S  EQUITY
     ---------------------

     PREFERRED  STOCK
     ----------------

     The Company has authorized 10,000,000 shares of serial preferred stock for which the Company's Board of Directors may designate voting power, preferences, limitations and restrictions. Although the Company received $530,000 from sale of preferred stock during 2002, the Company's board of directors has not yet set preferences and no shares have been issued as of December 31, 2002.

     COMMON  STOCK
     -------------

     During the years ended December 31, 2002 and 2001, the Company sold and issued 3,322,790 and 10,712,000 shares of common stock, respectively. Certain of the shares were issued for employee and non-employee compensation at prices representing a discount from the fair value of the Company's common stock at the date of issue or other appropriate measurement date, resulting in compensation expense to the Company. Following is a summary of compensatory stock issuances during the years ended December 31, 2002 and 2001:

                                                       2002        2001
                                                    ----------  ----------
     Shares issued under compensatory common stock
       agreements                                    1,072,790   3,192,000

     Cash received for issuances                    $   55,267  $        -

     Compensation expense recognized in the
       statement of operations                      $   82,840  $   12,500

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


10.  STOCKHOLDER'S  EQUITY,  CONTINUED
     ---------------------------------

     UNISSUED  STOCK
     ---------------

     Unissued common stock at December 31, 2002 is common stock that has been earned for services by employees that are issuable, but not yet issued by the transfer agent.

     Unissued preferred stock represents preferred stock for which cash has been received but is not yet issued by the transfer agent because the preferences have not been established by the Board of Directors.

11.  STOCK  OPTIONS
     --------------

     During the years ended December 31, 2002 and 2001, the Company issued non-qualified options to investors, employees, officers and directors and all such options are immediately exercisable for shares of the Company's common stock. The table below summarizes the annual activity in the Company's stock options:

                                                               WEIGHTED
                                                                AVERAGE
                                                                EXERCISE
                                     OPTIONS    EXERCISE PRICE   PRICE
                                   -----------  ---------------  ------
     Balance at December 31, 2000   7,950,000   $ 0.05 to $0.68  $ 0.19

       Granted to employees,
         officers and directors       760,000   $ 0.02 to $0.10  $ 0.08
       Granted to vendors              60,000   $ 0.01           $ 0.01
       Cancelled or expired           (80,000)  $ 0.10 to $0.68  $ 0.32
       Exercised                      (30,000)  $ 0.02
                                   -----------

     Balance at December 31, 2001   8,660,000   $ 0.01 to $0.50  $ 0.09

       Granted to employees, of-
         ficers and directors       1,122,710   $ 0.01 to $0.15  $ 0.06
       Granted to investors            20,000   $ 0.20           $ 0.20
       Cancelled                   (1,000,710)  $ 0.01 to $0.50  $ 0.23
       Exercised                     (126,790)  $ 0.01 to $0.10  $ 0.07
                                   -----------

     Balance at December 31, 2002   8,675,210   $ 0.01 to $0.20  $ 0.07
                                   ===========

     Substantially all options outstanding as of December 31, 2002 are currently exercisable. The weighted average fair value of options granted during the years ended December 31, 2002 and 2001 was $0.09 and $0.18, respectively.

     During the year ended December 31, 2001, 5,200,000 of the Company's stock options were repriced or extended. The repricings were from original exercise prices ranging from $0.10 to $0.53 per share to new exercise prices of $0.08 to $0.10 per share. The new exercise prices were well below the quoted market value of the Company's common stock at the date of repricing. Accordingly, both the repricing and extension for the year ended December 31, 2002 significantly impacted actual financial results (and the proforma financial information shown below). The repricing and extension of options resulted in compensation charges of $824,000 for the year ended December 31, 2001 and a positive variable accounting adjustment of $77,000 during the year ended December 31, 2001.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


11.  STOCK  OPTIONS,  CONTINUED
     --------------------------

     The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options were less than the fair value of the Company's stock on the date of grant, repricing or extension, compensation expense has been recognized in these financial statements to reflect the value of stock option-related compensation to employees of $5,506 and $912,200 for the years ended December 31, 2002 and 2001, respectively.
     During 2001, the Company also recognized stock option compensation of $297,600 to non-employees. The fair value of the Company's common stock, for purposes of determining compensation expense associated with stock options, was determined based upon the quoted market price of the Company's common stock for employees and based upon the Black-Scholes option pricing model for non-employees.

     Had the Company elected to recognize compensation cost for stock options based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) per share would have reflected the proforma amounts indicated below:

                                               2002          2001
                                           ------------  ------------
     Net loss as reported                  $(1,145,415)  $(2,476,737)
     Proforma as reported                  $(1,169,603)  $(2,626,669)
     Basic and diluted net loss per share  $     (0.01)  $     (0.03)

     The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2002 and 2001:

                                 2002         2001
                              -----------  -----------
     Dividend yield                  0.0%         0.0%
     Expected volatility           200.0%       100.0%
     Risk-free interest rate         4.0%         5.0%
     Expected holding period  0.3 to 3.0   0.4 to 3.0
                                    years        years

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

11.  STOCK  OPTIONS,  CONTINUED
     --------------------------

     Substantially all outstanding stock options are currently exercisable. A summary of outstanding stock options at December 31, 2002 follows:

      NUMBER OF                     REMAINING
    COMMON STOCK                   CONTRACTUAL   EXERCISE
     EQUIVALENTS  EXPIRATION DATE  LIFE (YEARS)   PRICE
     -----------  ---------------  ------------  --------
          43,750  February 2003             0.1      0.08
         118,960  February 2003             0.1      0.10
          30,000  May 2003                  0.4      0.02
          12,500  May 2003                  0.4      0.03
          70,000  May 2003                  0.4      0.07
         150,000  May 2003                  0.4      0.08
       1,000,000  June 2003                 0.5      0.10
          40,000  September 2003            0.7      0.20
         150,000  September 2003            0.7      0.10
          30,000  October 2003              0.8      0.10
          40,000  October 2003              0.8      0.20
         300,000  March 2004                1.2      0.10
         140,000  April 2004                1.3      0.01
         100,000  April,2004                1.3      0.02
       4,000,000  April 2004                0.3      0.05
         550,000  April 2004                0.3      0.08
       1,700,000  April 2004                0.3      0.10
         200,000  February 2005             2.2      0.06
     -----------

       8,675,210
     ===========

12.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2002 and 2001, the Company engaged in certain related party transactions as follows:

     During 2002, the Company received $23,434 of advances from its chief executive officer and a company controlled by him. See Note 6.

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


12.  RELATED  PARTY  TRANSACTIONS,  CONTINUED
     ----------------------------------------

     During 2002 and 2001 the Company subleased office space from a company 100% owned by the Company's president. The sublease is on a month-to-month basis and provides for monthly payments of $2,343. Total rent expense recognized with respect to this lease during the years ended December 31, 2002 and 2001 was $29,687 and $11,715, respectively.

13.  MAJOR CUSTOMERS
     ---------------

     During the year ended December 31, 2001, merchandise sales to one major United States corporate customer accounted for approximately 38% of total revenue and 40% of merchandise sales.


14.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the years ended December 31, 2002 and 2001, the Company engaged in certain transactions for the acquisition and sale or divestiture of certain subsidiaries. These transactions are summarized in Notes 3 and 4.