Form 10QSB
period 2003-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2003-05-15
CIK 1072842

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                  FORM  10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

   STATE  THE  NUMBER  OF  SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
     COMMON  EQUITY,  AS  OF  May  8,  2003,  THERE  WERE  92,238,932  SHARES OF
                           COMMON  STOCK  OUTSTANDING.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  (CHECK  ONE);  YES [ ] NO [X]

                                TABLE OF CONTENTS

PART I  -  FINANCIAL  INFORMATION

     Item 1.  CONSOLIDATED  FINANCIAL  STATEMENTS

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Item 3.  Controls  and  Procedures

PART II  -  OTHER  INFORMATION

     Item 2.  Changes  in  Securities

     Item 6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS






                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                   ----------

                                                                PAGE(S)
                                                                -------
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of March 31, 2003
    and December 31, 2002                                           F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three months ended March 31, 2003 and 2002              F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the three months ended March 31, 2003                F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the three months ended March 31, 2003 and 2002              F-6

Notes to Unaudited Consolidated Condensed Financial Statements      F-7

                        FIRST CAPITAL INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                   ----------


                                                                MARCH 31,     DECEMBER 31,
                                                                   2003           2002
     ASSETS                                                    (UNAUDITED)       (NOTE)
     ------                                                    ------------  --------------
Current assets:
  Cash and cash equivalents                                    $     9,431   $      70,422
  Accounts receivable                                                8,921           5,102
  Inventory                                                        145,017         151,277
  Current assets of discontinued business segment                   15,528          12,146
                                                               ------------  --------------

    Total current assets                                           178,897         238,947

Office equipment, net                                                  628             858

Non-current assets of discontinued business segment                  1,680           3,082
                                                               ------------  --------------

      Total assets                                             $   181,205   $     242,887
                                                               ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Notes payable and current portion of long-term debt          $    89,942   $      69,269
  Notes payable to related parties                                 125,606          23,434
  Accounts payable and accrued liabilities                          36,782          33,605
  Current liabilities of discontinued business segment               6,406           3,380
                                                               ------------  --------------

    Total current liabilities                                      258,736         129,688

Long-term debt                                                      13,477          17,768

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 92,238,932 and 90,031,932 shares issued
    and outstanding at March 31, 2003 and December 31, 2002,
    respectively                                                    92,239          90,032
  Additional paid-in capital                                     6,518,392       6,392,073
  Unissued preferred stock                                         530,000         530,000
  Unissued common stock                                              1,100         119,450
  Accumulated deficit                                           (7,227,456)     (7,030,444)
  Subscription receivable                                           (5,800)         (5,800)
  Accumulated other comprehensive loss                                 517             120
                                                               ------------  --------------

      Total stockholders' equity (deficit)                         (91,008)         95,431
                                                               ------------  --------------

        Total liabilities and stockholders' equity (deficit)   $   181,205   $     242,887
                                                               ============  ==============


Note: The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



              The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   ----------


                                                 MARCH 31,     MARCH 31,
                                                    2003          2002
                                                ------------  ------------
Revenue:
  System sales                                  $    53,656   $         -
  Merchandise sales                                   8,943        40,712
  Other                                                   -           385
                                                ------------  ------------

    Total revenue                                    62,599        41,097
                                                ------------  ------------

Costs and expenses:
  Cost of systems                                    35,287             -
  Cost of merchandise sold                            5,750        15,410
  Operating and general expenses                    171,646       265,021
  Stock and option based compensation                23,111        92,753
  Research and development                           18,989             -
  Depreciation expense                                  230           230
                                                ------------  ------------

    Total costs and expenses                        255,013       373,414
                                                ------------  ------------

Loss from operations                               (192,414)     (332,317)

Other income (expense):
  Interest income                                        42           138
  Interest expense                                   (2,450)            -
                                                ------------  ------------

    Other income (expense), net                      (2,408)          138
                                                ------------  ------------

Loss from continuing operations                    (194,822)     (332,179)

Discontinued operations-loss from operation of
  discontinued business segments                     (2,190)     (270,648)
                                                ------------  ------------

Net loss                                        $  (197,012)  $  (602,827)
                                                ============  ============

Basic and diluted net loss per common share:
  Continuing operations                         $     (0.00)  $     (0.01)
  Discontinued operations                             (0.00)        (0.00)
                                                ------------  ------------

    Total                                       $     (0.00)  $     (0.01)
                                                ============  ============

Weighted average shares outstanding              91,148,810    87,314,057
                                                ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   ----------


                                                        ADDITIONAL   UNISSUED    UNISSUED     SUBSCRIP-
                                     COMMON STOCK        PAID-IN    PREFERRED     COMMON        TION        ACCUMULATED
                                 SHARES       AMOUNT     CAPITAL      STOCK        STOCK      RECEIVABLE      DEFICIT
                              -------------  ---------  ----------  ----------  -----------  -------------  ------------
Balance at December 31, 2002    90,031,932   $  90,032  $6,392,073  $  530,000  $  119,450   $     (5,800)  $(7,030,444)

Net loss                                 -           -           -           -           -              -      (197,012)

Other comprehensive loss:
  foreign currency trans-
  lation                                 -           -           -           -           -              -             -


  Comprehensive loss

Common stock issued for
  cash                           2,139,000       2,139     118,661           -    (117,100)             -             -

Common stock issued for
  services                          68,000          68       2,458           -      (1,250)             -             -

Compensatory stock options
  issued to officers and
  employees                              -           -       5,200           -           -              -             -
                              -------------  ---------  ----------  ----------  -----------  -------------  ------------

Balance at March 31, 2003       92,238,932   $  92,239  $6,518,392  $  530,000  $    1,100   $     (5,800)  $(7,227,456)
                              =============  =========  ==========  ==========  ===========  =============  ============



                              ACCUMULATED
                              OTHER COMP-    TOTAL
                               REHENSIVE    STOCK-
                               INCOME       HOLDERS
                                (LOSS)      EQUITY
                              -----------  ----------
Balance at December 31, 2002  $       120  $  95,431

Net loss                                -   (197,012)

Other comprehensive loss:
  foreign currency trans-
  lation                              397        397
                                           ----------

  Comprehensive loss                        (196,615)
                                           ----------

Common stock issued for
  cash                                  -      3,700

Common stock issued for
  services                              -      1,276

Compensatory stock options
  issued to officers and
  employees                             -      5,200
                              -----------  ----------

Balance at March 31, 2003     $       517  $ (91,008)
                              ===========  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   ----------


                                                          MARCH 31,    MARCH 31,
                                                            2003         2002
                                                         -----------  -----------
Cash flows from operating activities:
  Net loss                                               $ (197,012)  $ (602,827)
  Adjustment to reconcile net loss to net cash used in
    operating activities                                     13,370      465,643
                                                         -----------  -----------

    Net cash used in continuing operations                 (182,498)    (137,184)
    Net cash provided by (used in) discontinued
      operations                                             (1,144)      21,445
                                                         -----------  -----------

      Net cash used in operating activities                (183,642)    (115,739)
                                                         -----------  -----------

Cash flows from investing activities:
  Acquisition of property and equipment                           -       (5,383)
                                                         -----------  -----------

    Net cash provided by (used in) investing activities           -            -
    Net cash used in discontinued operations                      -       (5,383)
                                                         -----------  -----------

      Net cash used in investing activities                       -       (5,383)
                                                         -----------  -----------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt            122,845            -
  Proceeds from sale of common and preferred stock            3,700      144,579
  Payments on notes payable and long-term debt               (4,291)     (16,474)
                                                         -----------  -----------

    Net cash provided by continuing operations              122,254      144,579
    Net cash used in discontinued operations                      -      (16,474)
                                                         -----------  -----------

      Net cash provided by financing activities             122,254      128,105
                                                         -----------  -----------

Effects of exchange rate changes on cash:
  Continuing operations                                           -            -
  Discontinued operations                                       397         (651)
                                                         -----------  -----------

    Total effect of exchange rate changes on cash               397         (651)
                                                         -----------  -----------

Net increase (decrease) in cash and cash equivalents        (60,991)       6,332

Cash and cash equivalents, beginning of period               70,422       32,556
                                                         -----------  -----------

Cash and cash equivalents, end of period                 $    9,431   $   38,888
                                                         ===========  ===========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $        -   $        -
                                                         ===========  ===========

  Cash paid for income taxes                             $        -   $        -
                                                         ===========  ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2002 and 2001. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.

2.   CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
     ----------------------------------------------

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

     REVENUE  RECOGNITION

     We generate revenue from two major sources, merchandise sales over the internet and VIP Systems(TM) sales. Internet merchandise sales are recognized at the time the merchandise is shipped from our facility. Revenue from VIP Systems(TM) sales is recognized at the time of delivery to the customer.

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------


3.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2002 and 2001, the Company incurred net losses of $(1,145,415) and $(2,476,737), respectively, and had negative cash flows from operations of $(801,327) and $(530,773). Such losses and negative cash flows from operations have continued during the three months ended March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management has specific plans to address the Company's financial situation as follows:

     - In the near term Management plans private placements of the Company's common stock to qualified investors to fund its operations.

     - In the long-term, Management believes that cash flows from home automation products that the Company is currently developing will provide the resources for its continued operations.

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


3.   DISCONTINUED  OPERATIONS
     ------------------------

     Following is summary results of operations information for the Company's discontinued segments for the three months ended March 31, 2003 and 2002:

     MARCH  31,  2003  SUMMARY  RESULTS  OF  OPERATIONS  INFORMATION
     ---------------------------------------------------------------

                                                  TGK
                                                --------
     Service revenue                            $11,691
                                                --------

     Costs and expenses:
       Operating and general expenses             6,297
       Supplies and materials                     6,183
       Depreciation expense                       1,402
                                                --------

         Total costs and expenses                13,882
                                                --------

     Loss from discontinued operations          $(2,191)
                                                ========

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ----------


3.   DISCONTINUED  OPERATIONS,  CONTINUED
     ------------------------------------


     MARCH  31,  2002  SUMMARY  RESULTS  OF  OPERATIONS  INFORMATION
     ---------------------------------------------------------------

                                     ANET      ANDEVIS       TGK      MEDIAFON     TOTAL
                                  ----------  ----------  ---------  ----------  ----------
Service revenue                   $  24,716   $ 101,668   $ 12,212   $  49,759   $ 188,355
                                  ----------  ----------  ---------  ----------  ----------

Costs and expenses:
  Operating and general expenses     21,477      29,976      4,855      14,312      70,620
  Supplies and materials             19,812      65,270      4,718      36,508     126,308
  Depreciation expense               10,753       5,845      2,304       1,574      20,476
  Impairment of goodwill             86,299     104,796     30,219      19,033     240,347
  Other income and expense, net          87         287      1,260        (382)      1,252
                                  ----------  ----------  ---------  ----------  ----------

    Total costs and expenses        138,428     206,174     43,356      71,045     459,003
                                  ----------  ----------  ---------  ----------  ----------

Income (loss) from discontinued
  operations                      $(113,712)  $(104,506)  $(31,144)  $ (21,286)  $(270,648)
                                  ==========  ==========  =========  ==========  ==========


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

The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company's management to operate on a global basis; the ability of the Company to effectuate and successfully operate acquisitions, and new operations; the ability of the Company to obtain acceptable forms and amounts of financing to fund current operations and planned acquisitions; the political, economic and military climate in nations where the Company may have interests and operations; the ability to engage the services of suitable consultants or employees in foreign countries; and competition and the ever-changing nature of the technology industry. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

REVENUE  RECOGNITION

We generate revenue from two major sources, merchandise sales over the internet and VIP Systems(TM) sales. Internet merchandise sales are recognized at the time the merchandise is shipped from our facility. Revenue from VIP Systems(TM) sales is recognized at the time of delivery to the customer.

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


INTRODUCTION

First Capital International, Inc. is engaged in the development, production and sale of remote management control, home automation and video surveillance systems and it is our intent to grow through the continued development and marketing of this new and innovative technology.

During 2001 and 2002 we operated in Internet commerce and telecommunications industry both in the United States and through our Eastern European subsidiaries. However, during 2002 we changed the direction of our business to focus on home automation technology that we added to our business in 2001. Based on our revised business plan, we sold or made plans to dispose of all our Eastern European subsidiaries in 2002. Accordingly, at March 31, 2003 we own only one subsidiary in Europe, TGK-Link AS, an Estonian Voice-Over-IP company that we acquired in July 2001.

In August 2002, we sold both Andevis AS and Anet Eesti AS and returned UAB Mediafon to its previous owners rather than exercising our option to acquire the remaining 49% minority interest. Sales and other dispositions of subsidiaries have allowed us to, for all practical purposes, exit the telecommunications business and we are actively looking for buyers of our remaining assets in Estonia.

In addition to our listing on the NASD over-the-counter bulletin board, our stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra Stock Exchange (Germany). We believe that our listing on various German stock exchanges allows the Company to raise funds through the expansive European investment community.

During 2001 and 2002 we became involved in home automation and entered the growing market for "smart house" technology. Using our extensive Internet/software expertise in the United States and Estonia, we developed a home control and media management device (VIP Systems(TM)). This device represents a combination of a uniquely built computer with a touch screen LCD monitor and a proprietary software package. The system is also enhanced with video observation capabilities. We believe that the concept of this system will appeal to integrators, builders, high-speed Internet service providers and home security providers.

We have selected a major foreign manufacturer to produce our LCD wall panels, and have ordered first run production units from a US manufacturer. A manufacturing contract with Kontron America will allow us to produce additional LCD wall panels to satisfy market demand for 2003 production.

We have started first deliveries to our customers and installations through the CompUSA network and through other distribution channels. We have installed a demo unit at the CompUSA's Digital Living Center in Plano, TX and Stonegate Development in Houston, TX. We anticipate installing more demo units at CompUSA's Digital Living Centers nationwide. We have also started an installation training program with CompUSA personnel in Houston, Texas and have installed our System in the Land Tejas Development Center in Houston, Texas. We anticipate that our installations will produce new orders in the coming quarters.

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

We participated at the Electronic House Expo in February 2003 in Orlando, FL. As a result of this show we set up a training schedule for our dealers. A team of our sales representatives developed a dealers network for VIP Systems products in February 2003 that currently covers 29 states. We have started training in April 2003. We also believe that our marketing efforts will substantially improve the position of our VIP Systems(TM) home automation products.

In February 2003 we participated in the Hi-Fi Show, a major electronics shows hosted in Moscow. This show allowed us to demonstrate the capabilities of our VIP Systems(TM) to the Russian market and, as a result, we have had interest from almost 60 potential dealers in the area. We believe that Russia represents a lucrative market for our technology.

We have adapted our VIP Systems(TM) to conform to our understanding of this market. Based on our understanding, we will introduce our system as a turn-key "all options included" package. Although our "all options included" package is a new approach in the Home Automation market, we believe our system has been well received and may allow us to position ourselves as a leader in home automation.

The VIP Systems(TM) allows users to control their home from remote locations almost anywhere in the world. It has a built-in futuristic look and a touch screen control panel. It is fully Internet enabled and easy to operate. We believe that the features our system offers will expand the market for our product.

During the first quarter of 2003 we have developed a new product - Advanced Video Server. This product combines DVR with remote management capabilities in one device. Its security and observation features make our Advanced Video Server one of the leading products currently available on the market. We have sold all of our test units in the US and have great interest from US and European buyers. We will continue developing this product to adapt it for commercial/industrial market and we believe that Advanced Video Servers line can greatly enhance our revenue stream in the near future.

We also started actively selling our VIP Systems(TM) line in the first quarter of 2003 through both our dealers network and independent integrators. We anticipate a substantial increase in sales activity from our home automation business in the near future.

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

References  to  First  Capital  International,  Inc.  in  this Form 10-QSB First
Capital
International,  Inc.  and  our  wholly-owned  subsidiaries,  as  follows:

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

GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $197,012 and $602,827 during the three months ended March 31, 2003 and 2002, respectively. We had negative cash flows from operations of $182,498 and $137,184 during the three months ended March 31, 2003 and 2002.
These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

     -    Our  ability  to  acquire  or  internally  develop  viable  businesses

     - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations

     As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2002 and 2001, indicating that substantial doubt exists about our ability to continue as a going concern.

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

     Recurring losses have resulted in an accumulative deficit of $7,227,456 at March 31, 2003, and $6,487,856 at March 31, 2002. Revenues from continuing operations for the three months ended March 31, 2003 were $62,599 compared to revenues of $41,097 for the three months ended March 31, 2002. The increase in our revenue is a direct result of sale of home automation systems. Losses in the three months ended March 31, 2003 and 2002 were attributable primarily to the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

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

THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

During the three months ended March 31, 2003, our revenues from continuing operations were $62,599 as compared to $41,097 for the three months ended March 31, 2002.

During the three months ended March 31, 2003, operating and general expenses decreased by $93,375 or 35% as compared to the three months ended March 31, 2002. This decrease was the result of cost controls that we have in place.

Depreciation expense was $230 in the three months ended March 31, 2003 and 2002.

During the three months ended March 31, 2003 and 2002 we had stock and option based compensation of $23,111 and $92,753 due to the issuance or sale of common stock at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. This decrease is due to a significant decrease in the direct issuance of common stock to compensate employees and officers during 2003.

Research and development expense for the three months ended March 31, 2003 and 2002 was $18,989 as a result of the emphasis on development of our VIP Systems(TM).

During the three months ended March 31, 2003, we had a net loss of $197,012 as compared to a net loss of $602,827 in the three months ended March 31, 2002. Since March 31, 2002, our stock and option based compensations and operating expenses decreased due to sale of our subsidiaries.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2003, we had cash resources of $9,431. We estimate that during three months ending June 30, 2003, our cash requirements will be approximately $150,000, or $50,000 per month. We do not presently believe that we will have positive cash flow from operations in 2003 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2003 if funds are available: $250,000 for continued development of our home automation business; and $100,000 for marketing expenses.

     During the three months ended March 31, 2003, we raised more than $3,700 in cash from the sale of our securities.

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


                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES  IN  SECURITIES

     During the three months ended March 31, 2003, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

     During the three months ended March 31, 2003, we issued 2,207,000 shares of our common stock as follows: 68,000 shares (the market value for these issuances ranged from $0.13 to $0.25 per share) as a bonus to employees and vendors and 2,139,000 shares for cash to investors and employees, including exercise of options for 39,000 shares of common stock totaling approximately $100,000 (the market value for these issuances ranged from $0.09 to $0.12 per share). These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. We valued the transaction for 68,000 shares at $2,526.

     During the three months ended March 31, 2003, we granted options to purchase up to 65,000 shares of common stock to our employees, directors and vendors. These options are immediately exercisable at an exercise price of $0.01 and expired in March 17, 2003. We valued this transaction at $5,200.

     These transactions were private placements made in reliance on Section 4(2) of the Act.

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibit  99.1  Certification

(b)  Reports  on  From  8-K--None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    First Capital International, Inc.


Date:  May 13, 2003                 By:  /s/
                                        ----------------------------------
                                        Alex  Genin
                                        Chief  Executive  Officer,
                                        Acting  Chief  Financial  Officer

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

     Date:  May 13, 2003            /s/ Alex Genin
                                    Chief Executive Officer

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

     Date:  May 13, 2003               /s/ Alex Genin
                                       Chief Financial Officer