Form 10QSB
period 2003-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2003-08-13
CIK 1072842

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
      COMMON EQUITY, AS OF August 8, 2003, THERE WERE 92,316,432 SHARES OF
                            COMMON STOCK OUTSTANDING.

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

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of June 30, 2003
    and  December  31,  2002                                                 F-3

  Unaudited Consolidated Condensed Statement of Operations
    for  the  three  months  and  six  months  ended  June  30,
    2003  and  2002                                                          F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity  for  the  six  months  ended  June  30,  2003                    F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for  the  six  months  ended  June  30,  2003  and  2002                 F-6

Notes to Unaudited Consolidated Condensed Financial Statements               F-7

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                      JUNE 30, 2003 AND DECEMBER 31, 2002
                                   __________


                                                                JUNE 30,     DECEMBER 31,
                                                                  2003           2002
     ASSETS                                                   (UNAUDITED)       (NOTE)
     ------                                                   ------------  --------------
Current assets:
  Cash and cash equivalents                                   $    41,622   $      70,422
  Accounts receivable                                              14,014           5,102
  Inventory                                                       142,900         151,277
  Current assets of discontinued business segment                  14,095          12,146
                                                              ------------  --------------

    Total current assets                                          212,631         238,947

Office equipment, net                                                 464             858

Non-current assets of discontinued business segment                   278           3,082
                                                              ------------  --------------

      Total assets                                            $   213,373   $     242,887
                                                              ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Notes payable and current portion of long-term debt         $    90,004   $      69,269
  Notes payable to related parties                                129,716          23,434
  Accounts payable and accrued liabilities                         35,632          33,605
  Current liabilities of discontinued business segment              6,053           3,380
                                                              ------------  --------------

    Total current liabilities                                     261,405         129,688

Long-term debt                                                     13,477          17,768

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 92,238,932 and 90,031,932 shares issued
    and outstanding at June 30, 2003 and December 31, 2002,
    respectively                                                   92,239          90,032
  Additional paid-in capital                                    6,518,392       6,392,073
  Unissued preferred stock                                        645,000         530,000
  Unissued common stock                                             1,100         119,450
  Accumulated deficit                                          (7,313,502)     (7,030,444)
  Subscription receivable                                          (5,800)         (5,800)
  Accumulated other comprehensive loss                              1,062             120
                                                              ------------  --------------

      Total stockholders' equity (deficit)                        (61,509)         95,431
                                                              ------------  --------------

        Total liabilities and stockholders' equity (deficit)  $   213,373   $     242,887
                                                              ============  ==============

Note: The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
                                       F-3

                                FIRST CAPITAL INTERNATIONAL, INC.
                    UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                           __________

                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                     --------------------------  --------------------------
                                         2003          2002          2003         2002
                                     ------------  ------------  ------------  ------------
Revenue:
  System Sales                       $   121,924   $    41,020   $   175,580   $    41,020
  Merchandise sales                        7,231        11,653        16,174        52,365
  Other                                        -             -             -             -
                                     ------------  ------------  ------------  ------------

    Total revenue                        129,155        52,673       191,754        93,385
                                     ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of systems                         61,628        25,000        96,915        25,000
  Cost of merchandise sold                 4,875        17,153        10,625        32,563
  Operating and general expenses         141,109        94,454       329,390       359,128
  Stock and option based compensa-
    tion                                       -        11,713         6,476       104,466
  Research and development                 3,262                      22,251
  Depreciation expense                       164           212           394           404
                                     ------------  ------------  ------------  ------------

    Total costs and expenses             211,038       148,532       466,051       521,561
                                     ------------  ------------  ------------  ------------

Loss from operations                     (81,883)      (95,859)     (274,297)     (428,176)
                                     ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                             37            93            79           231
  Interest expense                        (2,610)       (4,641)       (5,060)       (4,641)
                                     ------------  ------------  ------------  ------------

    Other expense, net                    (2,573)       (4,548)       (4,981)       (4,410)
                                     ------------  ------------  ------------  ------------

Loss from continuing operations          (84,456)     (100,407)     (279,278)     (432,586)
                                     ------------  ------------  ------------  ------------

Discontinued operations - income
  (loss) from operation of discon-
  tinued business segment                 (1,590)       69,819        (3,780)     (200,829)
                                     ------------  ------------  ------------  ------------

Net loss                             $   (86,046)  $   (30,588)  $  (283,058)  $  (633,415)
                                     ============  ============  ============  ============

Basic and diluted net loss per
  common share:
  Continuing operations              $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
  Discontinued operations                  (0.00)        (0.00)         0.00)        (0.00)
                                     ------------  ------------  ------------  ------------

    Net loss                         $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
                                     ============  ============  ============  ============


Weighted average shares outstanding   92,238,932    87,477,125    91,693,871    87,366,117
                                     ============  ============  ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                          FIRST CAPITAL INTERNATIONAL, INC.
                    UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     __________


                                                                                                         ACCUMULATED
                                                                                                         OTHER COMP-     TOTAL
                                      ADDITIONAL    UNISSUED    UNISSUED    SUBSCRIP-                     REHENSIVE      STOCK-
                     COMMON STOCK       PAID-IN    PREFERRED     COMMON        TION       ACCUMULATED      INCOME       HOLDERS
                   SHARES    AMOUNT     CAPITAL      STOCK       STOCK      RECEIVABLE      DEFICIT        (LOSS)        EQUITY
                 ----------  -------  -----------  ----------  ----------  ------------  -------------  -------------  ----------
Balance at
December 31,
2002             90,031,932  $90,032  $ 6,392,073  $  530,000  $ 119,450   $    (5,800)  $ (7,030,444)  $         120  $  95,431

Net loss                  -        -            -           -          -             -       (283,058)              -   (283,058)

Other
  comprehensive
  loss:
  foreign
  currency
  translation             -        -            -           -          -             -              -             942        942
                                                                                                                       ----------

  Comprehensive
  loss                                                                                                                  (282,116)
                                                                                                                       ----------

Cash received
  for preferred
  stock not yet
  approved or
  issued                  -        -            -     115,000          -             -              -               -    115,000

Common stock
  issued for
  cash            2,139,000    2,139      118,661           -   (117,100)            -              -               -      3,700

Common stock
  issued for
  services           68,000       68        2,458           -     (1,250)            -              -               -      1,276

Compensatory
  stock options
  issued to
  officers
  and employees           -        -        5,200           -          -             -              -               -      5,200
                 ----------  -------  -----------  ----------  ----------  ------------  -------------  -------------  ----------

Balance at
  June 30, 2003  92,238,932  $92,239  $ 6,518,392  $  645,000  $   1,100   $    (5,800)  $ (7,313,502)  $       1,062  $( 61,509)
                 ==========  =======  ===========  ==========  ==========  ============  =============  =============  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   __________


                                                         JUNE 30,    JUNE 30,
                                                           2003        2002
                                                        ----------  ----------
Cash flows from operating activities:
  Net loss                                              $(283,058)  $(633,415)
  Adjustment to reconcile net loss to net cash used in
    operating activities                                   12,142     286,377
                                                        ----------  ----------

    Net cash used in continuing operations               (270,916)   (347,038)
    Net cash provided by (used in) discontinued
      operations                                             (252)     28,910
                                                        ----------  ----------

      Net cash used in operating activities              (271,168)   (318,128)
                                                        ----------  ----------

Cash flows from investing activities:
  Acquisition of property and equipment                         -      (5,383)
                                                        ----------  ----------

    Net cash used in continuing operations                      -           -
    Net cash used in discontinued operations                    -      (5,383)
                                                        ----------  ----------

      Net cash used in investing activities                     -      (5,383)
                                                        ----------  ----------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt          131,308           -
  Proceeds from sale of common and preferred stock        118,700     328,880
  Payments on notes payable and long-term debt             (8,582)    (25,172)
                                                        ----------  ----------

    Net cash provided by continuing operations            241,426     303,708
    Net cash used in discontinued operations                    -           -
                                                        ----------  ----------

      Net cash provided by financing activities           241,426     303,708
                                                        ----------  ----------

Effects of exchange rate changes on cash:
  Continuing operations                                         -           -
  Discontinued operations                                     942         651
                                                        ----------  ----------

    Total effect of exchange rate changes on cash             942         651
                                                        ----------  ----------

Net decrease in cash and cash equivalents                 (28,800)    (19,152)

Cash and cash equivalents, beginning of period             70,422      32,556
                                                        ----------  ----------

Cash and cash equivalents, end of period                $  41,622   $  13,404
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

     STOCK-BASED  COMPENSATION

     We recognize stock based compensation costs for our stock based employee compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option. Because we issue a significant number of stock options to employees, use of the intrinsic value method of accounting for stock based compensation reduces the compensation expense that is reflected in our financial statements as compared to the fair value based method encouraged by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation".

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


3.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2002 and 2001, the Company incurred net losses of $(1,145,415) and $(2,476,737), respectively, and had negative cash flows from operations of $(801,327) and $(530,773). Such losses and negative cash flows from operations have continued during the three months and six months ended June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


3.   DISCONTINUED  OPERATIONS
     ------------------------


     Following is summary results of operations information for the Company's discontinued segments for the three months and six months ended June 30, 2003 and 2002:

     THREE  MONTHS ENDED JUNE 30, 2003 SUMMARY RESULTS OF OPERATIONS INFORMATION
     ---------------------------------------------------------------------------

                                                      TGK
                                                    --------

     Service revenue                                $11,674
                                                    --------

     Costs and expenses:
       Operating and general expenses                 5,862
       Supplies and materials                         5,999
       Depreciation expense                           1,403
                                                    --------

         Total costs and expenses                    13,264
                                                    --------

     Loss from discontinued operations              $(1,590)
                                                    ========

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


3.   DISCONTINUED  OPERATIONS,  CONTINUED
     ------------------------------------

     SIX  MONTHS  ENDED  JUNE 30, 2003 SUMMARY RESULTS OF OPERATIONS INFORMATION
     ---------------------------------------------------------------------------

                                                         TGK
                                                       --------

     Service revenue                                   $23,365
                                                       --------

     Costs and expenses:
       Operating and general expenses                   12,182
       Supplies and materials                           12,158
       Depreciation expense                              2,805
                                                       --------

         Total costs and expenses                       27,145
                                                       --------

     Loss from discontinued operations                 $(3,780)
                                                       ========

     THREE MONTHS ENDED JUNE 30, 2002 SUMMARY RESULTS OF OPERATIONS INFORMATION
     --------------------------------------------------------------------------

                                      ANET     ANDEVIS     TGK     MEDIAFON    TOTAL
                                    --------  ---------  --------  ---------  --------
  Service revenue                   $103,730  $ 86,374   $13,899   $  74,531  $278,534
                                    --------  ---------  --------  ---------  --------

  Costs and expenses:
    Operating and general expenses    14,704    29,822     8,701      40,793    94,020
    Supplies and materials            20,105    50,324     6,775       2,308    79,512
    Depreciation expense              10,710     4,529     1,722       2,934    19,895
    Impairment of goodwill                 -         -         -           -         -
    Other income and expense, net         45      (564)     (949)     16,756    15,288
                                    --------  ---------  --------  ---------  --------

      Total costs and expenses        45,564    84,111    16,249      62,791   208,715
                                    --------  ---------  --------  ---------  --------

  Income (loss) from discontinued
    operations                      $ 58,166  $  2,263   $(2,350)  $  11,740  $ 69,819
                                    ========  =========  ========  =========  ========

     SIX MONTHS ENDED JUNE 30, 2002 SUMMARY RESULTS OF OPERATIONS INFORMATION
     ------------------------------------------------------------------------

                                      ANET      ANDEVIS       TGK      MEDIAFON     TOTAL
                                    ---------  ----------  ---------  ----------  ----------
  Service revenue                   $128,446   $ 188,042   $ 26,111   $ 124,290   $ 466,889
                                    ---------  ----------  ---------  ----------  ----------

  Costs and expenses:
    Operating and general expenses    36,181      59,798     13,556      55,105     164,640
    Supplies and materials            39,917     115,594     11,493      38,816     205,820
    Depreciation expense              21,463      10,374      4,026       4,508      40,371
    Impairment of goodwill            86,299     104,796     30,219      19,033     240,347
    Other income and expense, net        132        (277)       311      16,374      16,540
                                    ---------  ----------  ---------  ----------  ----------

      Total costs and expenses       183,992     290,285     59,605     133,836     667,718
                                    ---------  ----------  ---------  ----------  ----------

  Income (loss) from discontinued
    operations                      $(55,546)  $(102,243)  $(33,494)  $ ( 9,546)  $(200,829)
                                    =========  ==========  =========  ==========  ==========

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


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

During 2001 and 2002 we operated in Internet commerce and telecommunications industry both in the United States and through our Eastern European subsidiaries. However, during 2002 we changed the direction of our business to focus on home automation technology that we added to our business in 2001. Based on our revised business plan, we sold or made plans to dispose of all our Eastern European subsidiaries in 2002. Accordingly, at June 30, 2003 we own only one subsidiary in Europe, TGK-Link AS, an Estonian Voice-Over-IP company that we acquired in July 2001.

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

We have started first deliveries to our customers and installations through the CompUSA network and through other distribution channels. We have installed a demo unit at the CompUSA's Digital Living Center in Plano, TX and Stonegate Development in Houston, TX. We are discussing with various builders a possibility of installing our demo systems in their model homes in order to introduce the "smart house" concept to a broader market.

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

We provided training and shipped several systems to our new Las Vegas dealer - Hilltop Development, LLC. We believe that this Las Vegas dealer will lead to more installations and sales in the Las Vegas area. We also opened a dealership in Washington, DC area and believe that it could lead to increase of sales activity in the region.

We participated at the Electronic House Expo in February 2003 in Orlando, FL. As a result of this show we set up a training schedule for our dealers. A team of our sales representatives developed a dealers network for VIP Systems products in February 2003 that currently covers 29 states. We started training in April 2003. We also believe that our marketing efforts will substantially improve the position of our VIP Systems(TM) home automation products.

In February 2003 we participated in the Hi-Fi Show, a major electronics shows hosted in Moscow. This show allowed us to demonstrate the capabilities of our VIP Systems(TM) to the Russian market and, as a result, we have had interest from almost 60 potential dealers in the area. We started shipping VIP System(TM) products to our new dealers in Russia. As a result of extensive marketing efforts, we also established dealership in Riga, Latvia and planning to open a dealership in Tallinn, Estonia. Each of our dealers is obligated to purchase a demo system that could lead to more sales.

We have adapted our VIP Systems(TM) to conform to our understanding of this market. Based on our understanding, we will introduce our system as a turn-key "all options included" package. Although our "all options included" package is a new approach in the Home Automation market, we believe our system has been well received and may allow us to position ourselves as a leader in home automation.

The VIP Systems(TM) allows users to control their home from remote locations almost anywhere in the world. It has a built-in touch screen control panel. It is fully Internet enabled and easy to operate. We believe that the features our system offers will expand the market for our product.

In April 2003 we developed a new state-of-the-art video observation center for industrial and commercial use. This system allows users to record video at the location, as well as from any remote control center. We sold several systems in the US and Europe in order to receive market response and currently have serious discussions with several customers for large contract purchases.

We also developed an Industrial Security Solution for complex industrial projects including Oil and Gas industry. This Solution allows to monitor remote sites, record events on video and exercise full control over any power units at the industrial site. The defense system can also be used as an anti-terrorist devise to preclude unauthorized use of important industrial equipment in case of a takeover attempt. We believe that this Solution can be marketed through government agencies, as well as major industrial companies. At present time we are looking into possible alliances in order to market this product worldwide.

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

Upon successful completion of testing of our VIP Systems, we developed a business relationship with Premise Systems, Inc., a leader in Home Automation software, and signed an OEM agreement on November 2, 2001. Concurrently with the signing of this agreement, our software development team completed a proprietary browsing interface that enabled us to incorporate all hardware/software solutions into a fully integrated home automation package.

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

References to First Capital International, Inc. in this Form 10-QSB include First Capital International, Inc. and our wholly-owned subsidiaries, as follows:

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

GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $(86,046) and $(30,588) during the three months ended June 30, 2003 and 2002, respectively. We had negative cash flows from operations of $(270,916) and $(347,038) during the three months ended June 30, 2003 and 2002. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

     Recurring losses have resulted in an accumulative deficit of $(7,313,502) at June 30, 2003, and $(6,518,444) at June 30, 2002. Revenues from continuing operations for the three months ended June 30, 2003 were $129,155 compared to revenues of $52,673 for the three months ended June 30, 2002. The increase in our revenue is a direct result of sale of home automation systems. Losses in the three months ended June 30, 2003 and 2002 were attributable primarily to the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

COMPETITION

There are approximately three major competitors that are presently in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete. We believe that VIP Systems(TM) is more integrated and has more functionality than other products on the home automation market. Comparing to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc., VIP Systems(TM) is more affordable for distributors and general public. All these factors give First Capital a competitive advantage in comparison with other similar products on the market. Although, we anticipate that the number of competitors will increase in the future.

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

THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

During the three months ended June 30, 2003, our revenues from continuing operations were $129,155 as compared to $52,673 for the three months ended June 30, 2002.

During the three months ended June 30, 2003, operating and general expenses increased by $46,655 or 49% as compared to the three months ended June 30, 2002. This increase was the result of business development stage of our business.

Depreciation expense was $164 and $212 in the three months ended June 30, 2003 and 2002.

During the three months ended June 30, 2003 and 2002 we had stock and option based compensation of $0 and $11,713 due to the issuance or sale of common stock at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. This decrease is due to a significant decrease in the direct issuance of common stock to compensate employees and officers during 2003.

Research and development expense for the three months ended June 30, 2003 and 2002 was $3,262 and $0 as a result of the emphasis on development of our VIP Systems(TM).

During the three months ended June 30, 2003, we had a net loss of $(86,046) as compared to a net loss of $(30,588) in the three months ended June 30, 2002. Since June 30, 2002, our operating expenses and cost of VIP Systems increased. At the same time, our revenues increased and sale of our subsidiaries also affected results of operations on June 30, 2002.

THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

During the six months ended June 30, 2003, our revenues from continuing operations were $191,754 as compared to $93,385 for the six months ended June 30, 2002.

During the six months ended June 30, 2003, operating and general expenses decreased by $29,738 or 8% as compared to the six months ended June 30, 2002. This decrease was the result of cost controls that we have in place.

Depreciation expense was $394 and $404 in the six months ended June 30, 2003 and 2002.

During the six months ended June 30, 2003 and 2002 we had stock and option based compensation of $6,476 and $104,466 due to the issuance or sale of common stock at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. This decrease is due to a significant decrease in the direct issuance of common stock to compensate employees and officers during 2003.

Research and development expense for the six months ended June 30, 2003 and 2002 was $22,251 and $0 as a result of the emphasis on development of our VIP Systems(TM).

During the six months ended June 30, 2003, we had a net loss of $(283,058) as compared to a net loss of $(633,415) in the six months ended June 30, 2002. Since June 30, 2002, our stock and option based compensations and operating expenses decreased due to sale of our subsidiaries.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2003, we had cash resources of $41,622. We estimate that during three months ending September 30, 2003, our cash requirements will be approximately $150,000, or $50,000 per month. We do not presently believe that we will have positive cash flow from operations in 2003 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2003 if funds are available: $250,000 for continued development of our home automation business; and $100,000 for marketing expenses.

     During the three months ended June 30, 2003, we raised more than $115,000 in cash from the sale of our securities.

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

                          PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     During the three months ended June 30, 2003 we did not issue any shares of Common stock or granted any options.

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibit  99.1  Certification

(b)  Reports  on  Form  8-K--None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    First Capital International, Inc.


Date:  August 8, 2003                 By:  /s/
                                        ----------------------------------
                                        Alex  Genin
                                        Chief  Executive  Officer,
                                        Acting  Chief  Financial  Officer


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

     Date:  August 8, 2003             /s/  Alex  Genin
                                     Chief  Executive  Officer


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

     Date:  August 8, 2003                 /s/  Alex  Genin
                                        Chief  Financial  Officer



Certification  of  Chief Executive Officer of First Capital International, Inc.,
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
----------

I, Alex Genin, the Chief Executive Officer of First Capital International, Inc. hereby certify that First Capital International, Inc.'s periodic report on Form 10QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of First Capital International, Inc

Date:  August 8, 2003                /s/    Alex  Genin
                                            Chief Executive Officer of
                                            -----------------------------
                                            First Capital International, Inc.
                                            ---------------------------------


Certification  of  Chief Financial Officer of First Capital International, Inc.,
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
----------

I, Alex Genin, the Chief Financial Officer of First Capital International, Inc. hereby certify that First Capital International, Inc.'s periodic report on Form 10QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of First Capital International, Inc

Date:  August 8, 2003                /s/    Alex  Genin
                                            Chief Financial Officer of
                                            -----------------------------
                                            First Capital International, Inc.
                                            ---------------------------------