Form 10QSB
period 2003-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2003-11-14
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM         TO

                          COMMISSION FILE NO. 000-26271

                        FIRST CAPITAL INTERNATIONAL, INC.
              (Exact Name of Small Business Issuer in its Charter)

         DELAWARE                             3571                  76-0582435
  (State or Other Jurisdiction     Primary Standard Industrial   (I.R.S. Employer
of Incorporation or Organization)  Classification Code Number   Identification No.)

                      5120 WOODWAY
                       SUITE 9000
                     HOUSTON, TEXAS                                    77056
(Address and telephone number of Principal Executive Offices)        (Zip Code)

                                 (713) 629-4866
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the  past  90 days.  Yes        No

Number  of  shares  outstanding as of the close of business on November 6, 2003:

        TITLE OF CLASS                       NUMBER OF SHARES OUTSTANDING
 -------------------------------             ----------------------------
 Common Stock, $0.001 par value.                     92,364,032

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [x]

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3. Controls and Procedures

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities

Item 5. Other Events

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                 PAGE(S)
                                                                 -------
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of September 30, 2003
    and December 31, 2002                                        F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three months and nine months ended September 30,
    2003 and 2002                                                F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the nine months ended September 30, 2003          F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the nine months ended September 30, 2003 and 2002        F-6

Notes to Unaudited Consolidated Condensed Financial Statements   F-7

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   __________


                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2003             2002
     ASSETS                                                     (UNAUDITED)        (NOTE)
     ------                                                  ---------------  --------------
Current assets:
  Cash and cash equivalents                                   $        5,280   $      70,422
  Accounts receivable                                                 17,468           5,102
  Inventory                                                          147,440         151,277
  Current assets of discontinued business segment                          -          12,146
                                                              ---------------  --------------

    Total current assets                                             170,188         238,947

Office equipment, net                                                    389             858

Non-current assets of discontinued business segment                        -           3,082
                                                              ---------------  --------------

      Total assets                                            $      170,577   $     242,887
                                                              ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Notes payable and current portion of long-term debt         $      100,542   $      69,269
  Notes payable to related parties                                   128,590          23,434
  Accounts payable and accrued liabilities                            36,584          33,605
  Current liabilities of discontinued business segment                     -           3,380
                                                              ---------------  --------------

    Total current liabilities                                        265,716         129,688

Long-term debt                                                             -          17,768

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 92,238,932 and 90,031,932 shares issued
    and outstanding at June 30, 2003 and December 31, 2002,
    respectively                                                      92,316          90,032
  Additional paid-in capital                                       6,533,065       6,392,073
  Unissued preferred stock                                           800,000         530,000
  Unissued common stock                                                    -         119,450
  Accumulated deficit                                             (7,507,020)     (7,030,444)
  Subscription receivable                                            (13,500)         (5,800)
  Accumulated other comprehensive loss                                     -             120
                                                              ---------------  --------------

      Total stockholders' equity (deficit)                           (95,139)         95,431
                                                              ---------------  --------------

        Total liabilities and stockholders' equity (deficit)  $      170,577   $     242,887
                                                              ===============  ==============


Note: The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                             FIRST CAPITAL INTERNATIONAL, INC.
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   __________


                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                     --------------------------  --------------------------
                                         2003          2002          2003          2002
                                     ------------  ------------  ------------  ------------
Revenue:
  Service revenue                    $         -   $         -   $         -   $       385
  System sales                            20,788        10,435       196,368        62,800
  Internet merchandise sales               8,576             -        24,750        41,020
                                     ------------  ------------  ------------  ------------

    Total revenue                         29,364        10,435       221,118       104,205
                                     ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of systems sold                    12,852             -       109,767        20,420
  Cost of merchandise sold                 4,802         8,507        15,427        41,070
  Operating and general expenses         183,478       116,697       512,868       500,587
  Stock and option based compensa-
    tion                                   4,500         1,600        10,976       106,066
  Research and development                 5,386             -        27,637             -
  Depreciation expense                        75           192           469           638
                                     ------------  ------------  ------------  ------------

    Total costs and expenses             211,093       126,996       677,144       668,781
                                     ------------  ------------  ------------  ------------

Loss from operations                    (181,729)     (116,561)     (456,026)     (564,576)
                                     ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                             15            99            94           330
  Interest expense                        (7,315)       (2,593)      (12,375)       (7,234)
                                     ------------  ------------  ------------  ------------

    Other income (expense), net           (7,300)       (2,494)      (12,281)       (6,904)
                                     ------------  ------------  ------------  ------------

Loss from continuing operations         (189,029)     (119,055)     (468,307)     (571,480)
                                     ------------  ------------  ------------  ------------

Discontinued operations:
  Loss from disposal of discon-
    tinued business segment               (2,106)      (25,094)       (2,106)      (76,674)
  Loss from operation of discon-,
    tinued business segment, net
    of provision for income taxes
    of $4,611 in the nine months
    ended September 30, 2002              (2,383)      (69,819)       (6,163)     (200,829)
                                     ------------  ------------  ------------  ------------

    Income (loss) from discontin-
      ued operations                      (4,489)      (94,913)       (8,269)     (277,503)
                                     ------------  ------------  ------------  ------------

Net loss                             $  (193,518)  $  (213,968)  $  (476,576)  $  (848,983)
                                     ============  ============  ============  ============

Basic and diluted net loss per
  common share:
  Continuing operations              $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
  Discontinued operations                  (0.00)            -         (0.00)            -
                                     ------------  ------------  ------------  ------------

    Net loss                         $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
                                     ============  ============  ============  ============


Weighted average shares outstanding   92,288,932    88,074,951    91,892,225    87,602,395
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

                                    FIRST CAPITAL INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            __________


                                                                                                                      ACCUMULATED
                                                                                                                      OTHER COMP-
                                                    ADDITIONAL   UNISSUED    UNISSUED     SUBSCRIP-                     REHENSIVE
                                  COMMONSTOCK        PAID-IN    PREFERRED     COMMON        TION       ACCUMULATED      INCOME
                                SHARES    AMOUNT     CAPITAL      STOCK       STOCK      RECEIVABLE      DEFICIT        (LOSS)
                              ----------  -------  -----------  ----------  ----------  ------------  -------------  -------------
Balance at December 31, 2002  90,031,932  $90,032  $ 6,392,073  $  530,000  $ 119,450   $    (5,800)  $ (7,030,444)  $        120

Net loss                               -        -            -           -          -             -       (476,576)             -

Other comprehensive loss:
  foreign currency trans-
  lation                               -        -            -           -          -             -              -           (120)
                                                                                                                     -------------

  Comprehensive loss

Cash received for preferred
  stock not yet approved or
  issued                               -        -            -     270,000          -             -              -              -

Common stock issued for
  cash                         2,216,500    2,216      128,834           -   (118,200)       (7,700)             -              -

Common stock issued for
  services                        68,000       68        2,458           -     (1,250)            -              -              -

Compensatory stock options
  issued to officers and
  employees                            -        -        9,700           -          -             -              -              -
                              ----------  -------  -----------  ----------  ----------  ------------  -------------  -------------

Balance at September 30,
  2003                        92,316,432  $92,316  $ 6,533,065  $  800,000  $       -   $   (13,500)  $ (7,507,020)  $          -
                              ==========  =======  ===========  ==========  ==========  ============  =============  =============



                                TOTAL
                                STOCK-
                               HOLDERS
                                EQUITY
                              ----------
Balance at December 31, 2002  $  95,431

Net loss                       (476,576)

Other comprehensive loss:
  foreign currency trans-
  lation                           (120)
                              ----------

  Comprehensive loss           (476,696)
                              ----------

Cash received for preferred
  stock not yet approved or
  issued                        270,000

Common stock issued for
  cash                            5,150

Common stock issued for
  services                        1,276

Compensatory stock options
  issued to officers and
  employees                       9,700
                              ----------

Balance at September 30,
  2003                        $ (95,139)
                              ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   __________


                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                2003             2002
                                                           ---------------  ---------------
Cash flows from operating activities:
  Net loss                                                 $     (476,576)  $     (848,983)
  Adjustment to reconcile net loss to net cash used in
    operating activities                                           15,933          454,551
                                                           ---------------  ---------------

    Net cash used in continuing operations                       (460,643)        (394,432)
    Net cash used in discontinued operations                         (252)         (19,020)
                                                           ---------------  ---------------

      Net cash used in operating activities                      (460,895)        (413,452)
                                                           ---------------  ---------------

Cash flows from investing activities:
  Acquisition of property and equipment                                 -           (5,383)
  Cash received (surrendered) upon sale or disposal
    of businesses                                                   1,000           (7,054)
                                                           ---------------  ---------------

    Net cash used in continuing operations                              -                -
    Net cash used in discontinued operations                        1,000          (12,437)
                                                           ---------------  ---------------

      Net cash provided by (used in) investing activities           1,000          (12,437)
                                                           ---------------  ---------------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt                  131,308           65,000
  Proceeds from sale of common and preferred stock                275,150          378,880
  Payments on notes payable and long-term debt                    (12,647)          (7,339)
                                                           ---------------  ---------------

    Net cash provided by continuing operations                    393,811          436,541
    Net cash used in discontinued operations                            -                -
                                                           ---------------  ---------------

      Net cash provided by financing activities                   393,811          436,541
                                                           ---------------  ---------------

Effects of exchange rate changes on cash:
  Continuing operations                                                 -                -
  Discontinued operations                                             942                -
                                                           ---------------  ---------------

    Total effect of exchange rate changes on cash                     942                -
                                                           ---------------  ---------------

Net increase (decrease) in cash and cash equivalents              (65,142)          10,652

Cash and cash equivalents, beginning of period                     70,422           10,788
                                                           ---------------  ---------------

Cash and cash equivalents, end of period                   $        5,280   $       21,440
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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2002 and 2001. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.

     Certain items in our September 30, 2002 financial statements have been reclassified to conform with the presentation used at September 30, 2003.


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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


3.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2002 and 2001, the Company incurred net losses of $(1,145,415) and $(2,476,737), respectively, and had negative cash flows from operations of $(801,327) and $(530,773). Such losses and negative cash flows from operations have continued during the three months and nine months ended September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


4.   DISCONTINUED  OPERATIONS
     ------------------------

     In September 2003, we sold TGK link for $2,500 and the return of 50,000 shares of our common stock. Following is summary results of operations information for the Company's discontinued subsidiary, TGK Link for the three months and nine months ended September 30, 2003:


     THREE MONTHS ENDED SEPTEMBER 30, 2003 SUMMARY RESULTS OF OPERATIONS
     -------------------------------------------------------------------
     INFORMATION
     -----------

     Service revenue                                                    $ 8,949
                                                                        --------
     Costs and expenses:
       Operating and general expenses                                     4,201
       Supplies and materials                                             6,854
       Depreciation expense                                                 277
                                                                        --------
         Total costs and expenses                                        11,332
                                                                        --------
     Loss from discontinued operations                                  $(2,383)
                                                                        ========

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


4.   DISCONTINUED  OPERATIONS,  CONTINUED
     ------------------------------------

     NINE MONTHS ENDED SEPTEMBER 30, 2003 SUMMARY RESULTS OF OPERATIONS
     ------------------------------------------------------------------
     INFORMATION
     -----------


     Service revenue                                                    $32,314
                                                                        --------
     Costs and expenses:
       Operating and general expenses                                    19,012
       Supplies and materials                                            16,383
       Depreciation expense                                               3,082
                                                                        --------
         Total costs and expenses                                        38,477
                                                                        --------
     Loss from discontinued operations                                  $(6,163)
                                                                        ========


5.   FEDERAL  INCOME  TAXES
     ----------------------

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences maybe material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE  RECOGNITION

We generate revenue from two major sources, VIP Systems(TM) sales and merchandise sales over the internet. Revenue from VIP Systems(TM) sales is recognized at the time of delivery to the customer. Internet merchandise sales are recognized at the time the merchandise is shipped from our facility.

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

INTRODUCTION

First Capital International, Inc. is engaged in the development, production and sale of remote management control, home automation and video surveillance systems; and it is our intent to grow through the continued development and marketing of this new and innovative technology.

During 2001 and 2002 we operated in Internet commerce and telecommunications industry both in the United States and through our Eastern European subsidiaries. However, during 2002 we changed the direction of our business to focus on home automation technology. Based on our revised business plan, we sold or made plans to dispose of all our Eastern European subsidiaries in 2002. Accordingly, on September 26, 2003 we sold our last subsidiary in Europe, TGK-Link AS, an Estonian Voice-Over-IP company that we acquired in July 2001.

In August 2002, we sold both Andevis AS and Anet Eesti AS and returned UAB Mediafon to its previous owners rather than exercising our option to acquire the remaining 49% minority interest. Sales and other dispositions of subsidiaries have allowed us to, for all practical purposes, exit the telecommunications business.

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

We have selected a foreign manufacturer to produce our LCD wall panels, and have ordered first run production units from a US manufacturer. This manufacturing contract will allow us to produce additional LCD wall panels to satisfy market demand for 2004 production.

We provided training and shipped several systems to our new Las Vegas dealer - Hilltop Development, LLC. We believe that this Las Vegas dealer will lead to more installations and sales in the Las Vegas area. We also opened a dealership in Washington, DC area and believe that it could lead to increase of sales activity in the region.

We participated at the important European "Net-atHome" exhibit in November 2002, and presented our system at the major US shows, including CES 2003 and International Builders Show (IBS) 2003. These events gave our product nationwide exposure through the Michael Holigan TV series and through general media coverage during the shows. We plan to participate at the Next Generation Home event at the CES and IBS next year. An increase in US and European exposure may give us an opportunity to increase our revenue stream in accordance with our business model.
In February 2003 we participated in the Hi-Fi Show, a major electronics shows hosted in Moscow. This show allowed us to demonstrate the capabilities of our VIP Systems(TM) to the Russian market and, as a result, we have had interest from almost 60 potential dealers in the area. We started shipping VIP System(TM) products to our new dealers in Russia. As a result of extensive marketing efforts, we also established dealership in Riga, Latvia and planning to open a dealership in Tallinn, Estonia. Currently, we are considering an additional dealership in London, UK. Each of our dealers is obligated to purchase a demo system that could lead to more sales. We are actively developing marketing contacts in Europe and evaluating new sales/distribution avenues for our business model.

We have adapted our VIP Systems(TM) to conform to our understanding of this market. Based on our understanding, we will introduce our system as a turn-key "all options included" package. Although our "all options included" package is a new approach in the Home Automation market, we believe our system has been well received and may allow us to position ourselves as a leader in home automation.

In April 2003 we developed a new state-of-the-art video observation system for industrial and commercial use. This system allows users to record video at the location, as well as from any remote control center. We sold several systems in the US and Europe in order to receive market response and currently have serious discussions with several customers for large contract purchases. We are planning to hire industrial sales personnel in order to cover this market segment and implement our marketing strategy.

We also developed an Industrial Security Solution for complex industrial projects including Oil and Gas industry. This Solution allows monitoring remote sites, record events on video and exercising full control over any power units at the industrial site. The defense system can also be used as an anti-terrorist devise to preclude unauthorized use of important industrial equipment in case of a takeover attempt. We believe that this Solution can be marketed through government agencies, as well as major industrial companies. At present time we are looking into possible alliances in order to market this product worldwide.

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

In October 2001 we filed a US patent application for our VIP Systems(TM) with fully integrated software/hardware and began assembling units for Beta testing. On September 30, 2003 we received a patent # US 6,628,510 for our VIP Systems(TM).

To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows this year, including:

     -    The  CES  Show  in  Las  Vegas,  NV  in  January  2003

     -    The  International  Builders  Show  in  Las  Vegas, NV in January 2003

     -    The  NextGen  House  Project in Las Vegas, NV in January-February 2003

     -    The  Electronic  House  Expo  in  Orlando,  FL  in  February  2003

     -    The  HiFi  Show  in  Moscow,  Russia  in  February  2003

     - And the Houston Home and Garden Show with CompUSA in February 2003 and October 2003

We are planning to attend the EHX show in Long Beach, CA, November 11-13, 2003, as well as, one of the major Russian Home Automation shows - High-Tech Home 2003, November 25-29, 2003 in Moscow.

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

GOING  CONCERN  ISSUE

Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $476,576 and $848,983 during the nine months ended September 30, 2003 and 2002, respectively. We had negative cash flows from operations of $460,895 and $413,452 during the nine months ended September 30, 2003 and 2002. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

Recurring losses have resulted in an accumulative deficit of $7,507,020 at September 30, 2003, and $7,030,444 at December 31, 2002. Revenues from continuing operations for the three months ended September 30, 2003 were $29,364 compared to revenues of $10,435 for the three months ended September 30, 2002. The increase in our revenue is a direct result of sale of home automation systems. Losses in the three months ended September 30, 2003 and 2002 were attributable primarily to the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

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

RESULTS  OF  OPERATIONS

As of September 30, 2003, as part of our plan to transition out of the telecommunications business and to focus on home automation technology, we completed our divestiture of our four overseas subsidiaries as follows:

- In September 2003, we sold TGK-Link back to the management, who agreed to return 50,000 shares of our common stock and pay $2,500 in cash.

- In 2002 we sold Andevis AS back to the management, who agreed to return 254,270 shares of our common stock, to forego the exercise of their scheduled stock option and to retain 100,000 shares of the common stock we originally tendered to acquire Andevis as nominal consideration.

- In 2002, we sold Anet Eesti to an independent third party for nominal consideration.

- In 2002, we also decided not to exercise our option to acquire the remaining 49% and thereby maintain our 51% interest in UAB Mediafon.

Sale of subsidiaries allowed us to divest ourselves from the telecommunications business.

THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

During the three months ended September 30, 2003, our revenues from continuing operations were $29,364 as compared to $10,435 for the three months ended September 30, 2002.

During the three months ended September 30, 2003, operating and general expenses increased by $66,781 or 57% as compared to the three months ended September 30, 2002. This increase was the result of business development in our home automation business.

Depreciation expense was $75 and $192 in the three months ended September 30, 2003 and 2002.

During the three months ended September 30, 2003 and 2002 we had stock and option based compensation of $4,500 and $1,600 due to the issuance or sale of common stock at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

Research and development expense for the three months ended September 30, 2003 and 2002 was $5,386 and $0 as a result of the emphasis on development of our VIP Systems(TM).

During the three months ended September 30, 2003, we had a net loss of $193,518 as compared to a net loss of $213,968 in the three months ended September 30, 2002. Since September 30, 2002, our operating expenses and the cost of VIP Systems has increased. At the same time, our revenues increased only slightly and sale of our subsidiaries also affected results of operations on September 30, 2003.

THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

During the nine months ended September 30, 2003, our revenues from continuing operations were $221,118 as compared to $104,205 for the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, operating and general expenses increased by $12,281 or 2% as compared to the nine months ended September 30, 2002. We have strived to keep costs in line as we develop our home automation business.

Depreciation expense was $469 and $638 in the nine months ended September 30, 2003 and 2002, respectively.

During the nine months ended September 30, 2003 and 2002 we had stock and option based compensation of $10,976 and $106,066 due to the issuance or sale of common stock at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. The $95,090 decrease is due to a significant decrease in the direct issuance of common stock to compensate employees and officers during 2003.

Research and development expense for the nine months ended September 30, 2003 and 2002 was $27,637 and $0 as a result of the emphasis on development of our VIP Systems(TM).

During the nine months ended September 30, 2003, we had a net loss of $476,576 as compared to a net loss of $848,983 in the nine months ended September 30, 2002. Since September 30, 2002, our stock and option based compensations and operating expenses decreased due to sale of our subsidiaries and we have eliminated significant costs associated with those subsidiaries.


LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  September  30,  2003,  we had cash resources of $5,280. We estimate that during three months ending December 30, 2003, our cash requirements will be approximately $150,000, or $50,000 per month. We do not presently believe that we will have positive cash flow from operations in 2003 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2003 if funds are available: $250,000 for continued development of our home automation business; and $100,000 for marketing expenses.

During the three months ended September 30, 2003, we received approximately $150,000 in cash for unissued preferred stock.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 2003, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the three months ended September 30, 2003, we issued 77,500 shares of our common stock as an exercise of options by our employees totaling approximately $1,400 (the market value for these issuances ranged from $0.09 to $0.12 per share). These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

During the three months ended September 30, 2003, we granted options to purchase up to 150,000 shares of common stock to our employees and vendors. These options are immediately exercisable at an exercise price ranged from $0.03 to $0.06 per share and expire on September 9, 2004. We valued this transaction at $4,500.

These transactions were private placements made in reliance on Section 4(2) of the Act.

ITEM 5. OTHER EVENTS

On October 23, 2003 the Securities and Exchange Commission ("Commission") accepted the Company's Offer of Settlement ("Offer") and that of Alex Genin's, President and CEO of the Company ("Genin") in anticipation of the Commission's institution of public cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 ("Order"). Solely for the purpose of those proceedings and any other proceedings brought by or on behalf of the Commission, and without admitting or denying the findings contained in the Order, the Company and Genin consented to the findings in the Order.

On the basis of the Order and the Offers, the Commission found that Genin caused to be distributed 20,000 and 44,500 Company unrestricted shares, respectively, to two stock advertising promoters to create an investor awareness campaign. The shares were transferred from a stock brokerage account over which Genin held a power of attorney and subsequently sold by the promoters to the public in less than one (1) year from their acquisition. The Commission found that the stock was obtained by the promoters under Genin's discretion, who was directly or indirectly controlling or controlled by the Company, or was under the control or controlled by the Company, with a view to distributing the stock to the public, and, therefore, the stock was not exempt from registration. As a result, the stock was restricted and could not be sold to the public within one (1) year after acquisition by the sellers of the 20,000 and 44,500 shares, respectively. The Company and Genin were ordered to cease and desist from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit 31.1 - Certification of Chief Executive Officer of First Capital International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer of First Capital International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Chief Executive Officer of First Capital International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Exhibit 32.2 - Certification of Chief Financial Officer of First Capital International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(B)  REPORTS  ON  FORM  8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


First Capital International, Inc.


Date:  November 14, 2003           By:  /s/ Alex Genin
                                      ----------------------
                                   Alex Genin
                                   -----------
                                   Chief Executive Officer,
                                   Acting Chief Financial Officer