Form 10KSB
period 2003-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2004-03-25
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003
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

                 5120 Woodway, Suite 9000, Houston, Texas 77056
          (Address of principal executive offices, including zip code)

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

Check  whether  the  issuer:  (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2003 were $270,586. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 17, 2004, was $1,992,051. As of March 17, 2004, there were 92,461,432 shares of common stock outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE
                                     PART  I

Item 1.     Description of Business                                           3

Item 2.     Properties                                                        9

Item 3.     Legal Proceedings                                                 9

Item 4.     Submission of Matters to a Vote of Security Holders               9

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                          10

Item 6.     Management's Discussion and Analysis or Plan of Operation        11

Item 7.     Financial Statements                                             16
                                                                        and F-1

Item 8.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure                              16

Item 8A.    Controls and Procedures                                          16

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of The Exchange Act                17

Item 10.    Executive Compensation                                           18

Item 11.    Security Ownership of Certain Beneficial Owners
            and Management                                                   20

Item 12.    Certain Relationships and Related Transactions                   21

Item 13.    Exhibits and Reports on Form 8-K                                 22

Item 14.    Principal Accountant Fees and Services                           22

SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF  BUSINESS

INTRODUCTION

First Capital International, Inc. is engaged in the development, production and sale of remote management control, home automation and video surveillance systems; and it is our intent to grow through the continued development and marketing of this new and innovative technology.

During 2001 and 2002 we operated in Internet commerce and telecommunications industry both in the United States and through our Eastern European subsidiaries. However, during 2002 we changed the direction of our business to focus on home automation technology that we added to our business in 2001. Based on our revised business plan, we sold or disposed of all our Eastern European subsidiaries in 2002 and 2003. On September 26, 2003 we sold our last subsidiary in Europe, TGK-Link AS, an Estonian Voice-Over-IP company acquired in July 2001.

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

During 2002 and 2003 we became involved in home automation and entered the growing market for "smart house" technology. Using our extensive Internet/software expertise, we developed a home control and media management device (VIP Systems(TM)). This device represents a combination of a uniquely built computer with a touch screen LCD monitor and a proprietary software package. The system is also enhanced with video observation capabilities. We believe that the concept of this system will appeal to integrators, builders, high-speed Internet service providers and home security providers.

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

We provided training and shipped several systems to our Las Vegas dealer - Hilltop Development, LLC and to our new New York dealer - VIP Distribution, LLC. We believe that these dealers will lead to more installations and sales in the respective areas. We also opened a dealership in Washington, DC area and believe that it could lead to increase of sales activity in the region.

We presented our system at the major US shows, including CES 2003 & 2004 and International Builders Show (IBS) 2003. These events gave our product nationwide exposure through the Michael Holigan TV series and through general media coverage during the shows. An increase in US and European exposure may give us an opportunity to increase our revenue stream in accordance with our business model.

In February 2003 and 2004 we participated in the Hi-Fi Show, a major electronics shows hosted in Moscow. This show allowed us to demonstrate the capabilities of our VIP Systems(TM) to the Russian market. We started shipping VIP System(TM) products to our new dealers in Russia. As a result of extensive marketing efforts, we also established dealership in Riga, Latvia and Tallinn, Estonia; as well as signed an agreement with Chimmashexport (leading Russian export organization) to market our industrial product line through their marketing channels in the CIS countries. Currently, we are considering an additional dealership in UK, Kazakhstan and Ukraine. Each of our dealers is obligated to purchase a demo system that could lead to more sales. We are actively developing marketing contacts in Europe and evaluating new sales/distribution avenues for our business model.

We have adapted our VIP Systems(TM) to conform to our understanding of this market. Based on our understanding, we will introduce our system as a turn-key "all options included" package. Although our "all options included" package is a new approach in the Home Automation market, we believe our system has been well received and may allow us to position ourselves as a leader in home automation.

During the first quarter of 2003 we have developed a new product - Advanced Video Server. This product combines DVR with remote management capabilities in one device. We believe that its security and observation features make our Advanced Video Server one of the leading products currently available on the market. We have sold all of our test units in the US and have great interest from other United States and European buyers. We will continue developing this product to adapt it for commercial/industrial market and we believe that Advanced Video Servers line can greatly enhance our revenue stream in the near future.

In April 2003 we developed a new state-of-the-art video observation system for industrial and commercial use. This system allows users to record video at the specified location, as well as from any remote control center. We sold several systems in the United States and Europe in order to receive market response and currently have serious discussions with several customers for large contract purchases. We are planning to hire industrial sales personnel in order to cover this market segment and implement our marketing strategy.

During  the second half of 2003 we have developed a state-of-the-art set-top box
- Home Entertainment Center. This device offers complete audio, video and home automation experience at a very affordable price. Set-top boxes are the fastest growing market for consumer electronic appliances with estimated (by Parks Associates) over 20 million units to be sold by 2008. At present time we submitted our new home entertainment device to several major US corporations for evaluation of possible joint market efforts.

We also developed an Industrial Security Solution for complex industrial projects including projects related to the oil and gas industry. This Solution allows monitoring remote sites, recording events on video and exercising full control over any power units at the industrial site. The defense system can also be used as an anti-terrorist devise to preclude unauthorized use of important industrial equipment in case of a takeover attempt. We believe that this Solution can be marketed through government agencies, as well as major industrial companies. At present time we are looking into possible alliances in order to market this product worldwide.

We have filed an application for a Patent with the US Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS"). This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship.

To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows this year, including:

     -    The  HiFi  Show  in  Moscow,  Russia  in  February  2004

     - The Houston Home and Garden Show in February 2003, October 2003 and February 2004

     -    The  CES  Show  in  Las  Vegas,  NV  in  January  2003  and  2004

     -    The  EHX  show  in  Long  Beach,  CA  in  November  2003

     -    The  High-Tech  Home  2003  in  Moscow,  in  November  2003

     -    The  International  Builders  Show  in  Las  Vegas, NV in January 2003

     -    The  NextGen  House  Project in Las Vegas, NV in January-February 2003

     -    The  Electronic  House  Expo  in  Orlando,  FL  in  February  2003

     -    The  HiFi  Show  in  Moscow,  Russia  in  February  2003

We are planning to attend the CeBIT show, one of the major European electronics shows in Hannover, Germany in March 2004, as a Member of the United States Department of Commerce Exhibitor's Pavilion.

We have discontinued operation of all our web sites, with the exception of our 3D shopping mall www.plazaroyal.com. Our web sites were once a central focus of our U.S. operation; however, as we have changed our focus to home automation and we have shifted our resources to this promising technology.

References to First Capital International, Inc. in this Form 10-KSB include First Capital International, Inc. and our wholly-owned subsidiaries, as follows:

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

FOREIGN  OPERATIONS

Until recently, much of our target market was in Eastern and Central Europe, particularly Estonia. In September 2003 we sold our last Estonian subsidiary - TGK-Link AS back to TGK's management. Therefore our exposure to political risks related to foreign operations is minimal.

EMPLOYEES

As of March 17, 2004, we had 13 employees. No employees are represented by a union. We believe that our employee relations are good.

MORE ABOUT US

Our principal executive offices are located at 5120 Woodway, Suite 9000, Houston, Texas 77056; voice: (713) 629-4866 fax: (713) 629-4913. Our corporate web  site  is  at  www.FirstCap.net.

Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI.OB". Our shares are also listed on the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra in Germany. Xetra is an Electronic Trading Exchange in Germany. All market participants, both in Germany and abroad, have equal access to the trading platform - regardless of their geographic location. On Xetra, all of approx. 5,500 equities listed on FWB, the Frankfurt Stock Exchange, are tradable. What makes it attractive for investors is that Xetra is opened for trading from 9.00 a.m. to 8.00 p.m.

RISK  FACTORS

GOING  CONCERN  RISK

During 2003 and 2002, we were dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $(784,050) and $(1,145,415) during the years ended December 31, 2003 and 2002, respectively. We also had significant negative cash flows from operations during each of the years ended December 31, 2003 and 2002. These factors combined with the cash requirements inherent in our businesses raise substantial doubt about our ability to continue as a going concern. See Note 2 to our Consolidated Financial Statements on Page F-12. Our long-term viability as a going concern is dependent upon three key factors as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

     -    Our  ability  to  acquire or internally develop viable businesses; and

     - Our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations.

As a result of potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2003 and 2002, indicating that substantial doubt exists concerning our ability to continue as a going concern.


RECENT LOSSES AND ACCUMULATED LOSSES AND DEFICIT, AND POTENTIAL DEFICIENCIES IN LIQUIDITY

Our ability to achieve profitability depends on our ability to successfully develop and market our home automation technology. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with home automation technology operations. See Management Discussion and Analysis or Plan of Operation.

We incurred net losses of $(784,050) and (1,145,415) during the years ended December 31, 2003 and 2002, respectively. Recurring losses have produced an accumulated deficit of $(7,814,494) at December 31, 2003. Total revenue for the year ended December 31, 2003 was $270,586, which represents a 92% increase from 2002 amounts. Our revenue increase is a direct result of the change of our business strategy to focus on our home automation technology and sale of our subsidiaries.

Our new focus has resulted in our development of VIP Systems(TM) that we feel can improve our operating results. Losses in 2003 and 2002 were attributable primarily to business development activities and the high cost of bringing our home automation technology to market. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

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

FOREIGN  POLITICAL  RISK

Until recently, much of our target market was in Eastern and Central Europe, particularly Estonia. In September 2003 we sold our last Estonian subsidiary - TGK-Link AS back to its management. Therefore our exposure to political risks related to foreign operations is minimal.

UNINSURED POLITICAL RISK

We do not have any political risk insurance to cover our foreign assets or business. We can give no assurance that we may not be exposed to a complete loss of our foreign assets and business due to foreign political events.

RISK OF DILUTION UPON CONVERSION OF OPTIONS AND SHARES ELIGIBLE FOR FUTURE SALE

RISK OF DILUTION UPON CONVERSION OF OPTIONS.

At March 17, 2004, we had outstanding a total of 3,790,000 options to purchase our common stock at exercise prices ranging from $.03 to $.15 per share. These prices are near or below current market prices. If exercises or conversions occur, current shareholders will be subject to an immediate dilution in per share net tangible book value.

RISK OF DILUTION RELATED TO SHARES ELIGIBLE FOR FUTURE SALE.

At March 22, 2004, we had approximately 92,461,432 outstanding shares, of which approximately 16,327,842 shares are free trading shares, and approximately 76,133,590 shares are restricted securities as that term is defined the Securities Act of 1933. We believe that approximately 71,185,590 shares of our restricted common stock have been held for more than two years, and may be sold by non-affiliates without limitation. In addition, we believe that approximately 4,725,500 shares of our restricted common stock has been held for more than one year (excluding shares held for more than two years), and may be sold subject to volume restrictions. We can make no prediction as to the effect that resale of our restricted common stock, or the availability of such shares for sale, will have on market prices. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

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

CONTROL  BY  MANAGEMENT

Alex Genin, our Chief Executive Officer and Chairman of the Board, is the beneficial owner of approximately 61.9%, of our common stock. As a practical matter, he will be able to elect all of our directors and otherwise control our business affairs in the foreseeable future.

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

ISSUANCE  OF  PREFERRED  STOCK

We presently have authorized 100,000,000 shares of preferred stock, par value $.001 per share. There are presently no shares of preferred stock outstanding. The shares of preferred stock, if issued, would be entitled to preferences over our common stock. Our Board of Directors has the authority, without action or consent by the stockholders, to issue the authorized but unissued shares of preferred stock in one or more series, to fix the number of shares in each series, and to determine the voting rights, preferences as to dividends and liquidation rights, conversion rights, and other rights of any series of preferred stock. The shares of preferred stock, if issued, could adversely affect the rights of the holders of common stock, and could prevent holders of common stock from receiving a premium upon the sale of the common stock. For example, an issuance of preferred stock could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over our common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock.

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

INTELLECTUAL PROPERTY

We seek patent protection on our core technologies, applications and improvements of these technologies, and on related inventions that will help ensure our access to desired markets. As of March 15, 2004, we owned one patent. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. Consistent with our business plans, we have focused since 2002 on building and protecting our patent estate in home automation and remote management control.

Our issued patent has an expiration date of September 6, 2021.

We also rely upon trade secrets, know-how, trademarks, copyright protection and continuing technological and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our trade secrets, trademarks and copyrights and to operate without infringing the proprietary rights of others.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 5120 Woodway, Suite 9000, Houston, Texas 77056, in approximately 4,034 square feet of office space which is leased, on a 3-year contract basis expiring September 30, 2006 for $5,042 per month. We believe that our offices are adequate for our present and future needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In the U.S., our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI.OB" In Europe, our common stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra in Germany. For a few weeks during November and December, 1999, and January, 2000, our common stock was listed only on the over the counter pink sheets of the National Quotation Bureau. The following table sets forth the reported high and low closing prices for our common stock.

QUARTER ENDED            HIGH                 LOW

March 31, 2003          $0.33                $0.08
June 30, 2003           $0.26                $0.10
September 30, 2003      $0.20                $0.07
December 31, 2003       $0.16                $0.07

March 31, 2002          $0.76                $0.11
June 30, 2002           $0.40                $0.06
September 30, 2002      $0.21                $0.07
December 31, 2002       $0.20                $0.10

On March 17, 2004, the closing price on our common stock was $0.07 per share and at that date there were approximately 1,033 shareholders of record of our common stock. Our transfer agent is OTC Stock Transfer, Inc., 321 East 2100 South, Salt Lake City, UT 84115; PO Box 65665, Salt Lake City, UT 84165; tel. (801) 485-555,
fax  (801)  486-0562.

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

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS.

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2003.

                                                        EQUITY COMPENSATION PLAN INFORMATION
                                            ---------------------------------------------------------------
                                                                                     NUMBER OF SECURITIES
                                                NUMBER OF                            REMAINING AVAILABLE
                                            SECURITIES TO BE                                 FOR
                                               ISSUED UPON         WEIGHTED-           FUTURE ISSUANCE
                                               EXERCISE OF      AVERAGE EXERCISE            UNDER
                                               OUTSTANDING          PRICE OF         EQUITY COMPENSATION
                                                 OPTIONS          OUTSTANDING          PLANS (EXCLUDING
                                                WARRANTS        OPTIONS WARRANTS   SECURITIES REFLECTED IN
                                               AND RIGHTS          AND RIGHTS               COLUMN (a))
PLAN CATEGORY                                     (a)                 (b)                    (c)
----------------------------------------  ------------------  -------------------  ------------------------
Equity compensation plans approved by             -0-  $              N/A                    -0-


shareholders
Equity compensation plans not approved
by shareholders                                 6,540,000             0.07                   -0-
                                             -------------                         ------------------------
Total                                           6,540,000  $          0.07                   -0-
                                             =============                         ========================

For information relating to the equity compensation plans reference is made to Footnote 10 to our Financial Statements, Stockholders' Equity - Stock Options

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the three months ended December 31, 2003, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the three months ended December 31, 2003, we issued 110,000 shares of our common stock (the market value for these issuances was $0.07 per share) as bonuses to employees and vendors for cash totaling $7,700. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale. During the three months ended December 31, 2003, we canceled one option to purchase up to 1,500,000 shares of common stock and also granted options to purchase up to 1,040,000 shares of common stock (30,000 to our employees, 10,000 to our vendors and 1,000,000 to investors). These options are immediately exercisable at an exercise price of $0.04 per share and expire on October 14, 2005 and October 14, 2006. We valued this transaction at $124,800. Theses transactions were private placements made in reliance on Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

During 2001 and 2002 we operated in Internet commerce and telecommunications industry both in the United States and through our Eastern European subsidiaries. However, during 2002 we changed the direction of our business to focus on home automation technology that we added to our business in 2001. Based on our revised business plan, we sold or made plans to dispose of all our Eastern European subsidiaries in 2003. Accordingly, on September 26, 2003 we sold our last subsidiary in Europe, TGK-Link AS, an Estonian Voice-Over-IP company that we acquired in July 2001.

In August 2002, we sold both Andevis AS and Anet Eesti AS and returned UAB Mediafon to its previous owners rather than exercising our option to acquire the remaining 49% minority interest. Sales and other dispositions of subsidiaries have allowed us to, for all practical purposes, exit the telecommunications business.

In addition to our listing on the US over-the-counter bulletin board, our stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra Stock Exchange (Germany). We believe that our listing on various German stock exchanges allows the Company to raise funds through the expansive European investment community.

During 2002 and 2003 we became involved in home automation and entered the growing market for "smart house" technology. Using our extensive Internet/software expertise, we developed a home control and media management device (VIP Systems(TM)). This device represents a combination of a uniquely built computer with a touch screen LCD monitor and a proprietary software package. The system is also enhanced with video observation capabilities. We believe that the concept of this system will appeal to integrators, builders, high-speed Internet service providers and home security providers.

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

We provided training and shipped several systems to our Las Vegas dealer - Hilltop Development, LLC and to our new New York dealer - VIP Distribution, LLC. We believe that these dealers will lead to more installations and sales in the respective areas. We also opened a dealership in Washington, DC area and believe that it could lead to increase of sales activity in the region.

We presented our system at the major US shows, including CES 2003 & 2004 and International Builders Show (IBS) 2003. These events gave our product nationwide exposure through the Michael Holigan TV series and through general media coverage during the shows. An increase in US and European exposure may give us an opportunity to increase our revenue stream in accordance with our business model.

In February 2003 and 2004 we participated in the Hi-Fi Show, a major electronics shows hosted in Moscow. This show allowed us to demonstrate the capabilities of our VIP Systems(TM) to the Russian market. We started shipping VIP System(TM) products to our new dealers in Russia. As a result of extensive marketing efforts, we also established dealership in Riga, Latvia and Tallinn, Estonia; as well as signed an agreement with Chimmashexport (leading Russian export organization) to market our industrial product line through their marketing channels in the CIS countries. Currently, we are considering an additional dealership in UK, Kazakhstan and Ukraine. Each of our dealers is obligated to purchase a demo system that could lead to more sales. We are actively developing marketing contacts in Europe and evaluating new sales/distribution avenues for our business model.

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

During  the second half of 2003 we have developed a state-of-the-art set-top box
- Home Entertainment Center. This device offers complete audio, video and home automation experience at a very affordable price. Set-top boxes are the fastest growing market for consumer electronic appliances with estimated (by Parks Associates) over 20 million units to be sold by 2008. At present time we submitted our new home entertainment device to several major US corporations for evaluation of possible joint market efforts.

We also developed an Industrial Security Solution for complex industrial projects including Oil and Gas industry. This Solution allows monitoring remote sites, recording events on video and exercising full control over any power units at the industrial site. The defense system can also be used as an anti-terrorist devise to preclude unauthorized use of important industrial equipment in case of a takeover attempt. We believe that this Solution can be marketed through government agencies, as well as major industrial companies. At present time we are looking into possible alliances in order to market this product worldwide.

We filed an application for a new Patent with the US Patent Office for the new Air Sea Ground Defense System ("ASGDS") technology. This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship.

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

GOING  CONCERN  ISSUE

Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $(784,050) and $(1,145,415) during the years ended December 31, 2003 and 2002, respectively. We also had negative cash flows from operations of $(587,354) and $(801,327) during the years ended December 31, 2003 and 2002. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. See Note 2 of the Consolidated Financial Statements on Page F-12. Our long-term viability as a going concern is dependent upon three key factors as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

     -    Our  ability  to  acquire  or  internally  develop  viable  businesses

     - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations

As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2003 and 2002, indicating that substantial doubt exists about our ability to continue as a going concern.

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

We incurred net losses of $(784,050) and $(1,145,415) during the years ended December 31, 2003 and 2002, respectively. Recurring losses have produced an accumulated deficit of $(7,814,494) at December 31, 2003. Total revenue for the year ended December 31, 2003 was $270,586, which represents a 92% increase from 2002 amounts. Our revenue increase is a direct result of the change of our business strategy to focus on our home automation technology and sale of our subsidiaries.

Our new focus has resulted in our development of VIP Systems(TM) that we feel can improve our operating results. Losses in 2003 and 2002 were attributable primarily to business development activities and the high cost of bringing our home automation technology to market. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

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

On September 26, 2003 we sold our last subsidiary in Europe, TGK-Link AS, back to the management, who agreed to return 50,000 shares of our common stock and nominal consideration.

Sale of subsidiaries allows us to divest ourselves from the telecommunications business.

YEAR  ENDED  DECEMBER  31,  2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

During the year ended December 31, 2003, our revenue from continuing operations was $270,586 as compared to $140,598 for the year ended December 31, 2002. Our revenue increase is a direct result of the change of our business strategy to focus on our home automation technology. VIP Systems(TM) sales increased by $192,755 while merchandise sales decreased by $64,882, demonstrating our shift in strategy to focus on home automation technology.

Cost of system sales and cost of merchandise sold each changed based on our shift to home automation technology. Cost of system sales increased by $ 128,587 from $32,399 and cost of merchandise sold declined by $41,495 from $61,046.

During the year ended December 31, 2003, operating and general expenses remained generally consistent as compared to the year ended December 31, 2002, decreasing only $20,780 from $675,068 due to normal fluctuations in expenses.

During the year ended December 31, 2003 and 2002 we recognized stock and option based compensation of $159,621and $88,346, respectively. This increase is due to increase in the direct issuance of common stock to compensate employees and officers during 2003.

Research and development expenses for the year ended December 31, 2003 decreased by $65,244 or 68% as the emphasis on development of our VIP Systems(TM) was replaced with marketing efforts.

The $8,269 loss from discontinued operations, primarily in the telecommunications sector, decreased by $313,958. The decrease was primarily the result of a 2002 goodwill impairment charge $240,347 on various Eastern European business that we sold, divested of or offered for sale in 2002.

During the year ended December 31, 2003, we had a net loss of $(784,050) as compared to a net loss of $(1,145,415) in the year ended December 31, 2002. The improvement in results, as shown above, primarily relates to the divestiture of unprofitable Eastern European subsidiaries in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2003, we had cash resources of $38,859. We estimate that during the year 2004, our cash requirements will be approximately $600,000, or $150,000 per quarter. We do not presently believe that we will have positive cash flow from operations in 2004 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

During the year 2003, we raised more than $440,000 in cash from the sale of our securities. We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2004 if funds are available: $250,000 for continued development of our home automation business; and $100,000 for marketing expenses.

OFF-BALANCE  SHEET  ARRANGEMENTS
None.

ITEM  7.  FINANCIAL  STATEMENTS

The financial information required by this item is included as set forth beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


ITEM  8A.  CONTROLS  AND  PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OUR DIRECTORS AND EXECUTIVE OFFICERS

NAME AND ADDRESS                 AGE                POSITION
----------------                 ---         -------------------------

Alex Genin                        52         Director, Chairman, CEO, CFO and
5120 Woodway, Suite 9000                     CFO and President
Houston, Texas  77056

Michael Dashkovsky                41         Director and Manager of
5120 Woodway, Suite 9000                     European Operations
Houston, Texas  77056

Merrill P. O'Neal                 73         Director
5120 Woodway, Suite 9000
Houston, Texas  77056

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

MICHAEL DASHKOVSKY has been our Director since August, 1998. Since March, 1999 he has been our Manager of European Operations. Since 1990, Mr. Dashkovsky has served as a manager for Eastern Credit Ltd., Inc. He was the President of the Estonian Innovation Bank until February, 1999.

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

SIGNIFICANT  EMPLOYEES

We do not have any significant employee who is not an executive officer but who is expected to make a significant contribution to the business.

FAMILY  RELATIONSHIPS

There are no family relationships among directors, executive officers, or persons nominated or chosen to become directors or executive officers.


AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee.

SECTION 16(B) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We believe that all persons required to file reports pursuant to Section 16(b) of the Exchange Act have done so in a timely manner.

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2003.

CODE OF ETHICS

We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and employees, known as the Code of Conduct, which is attached hereto as Exhibit 14.

Pursuant to Item 401(b) of Regulation S-B, the information required by this item with respect to our executive officers is set forth in Part I of this report.

ITEM  10.  EXECUTIVE  COMPENSATION

The following sets forth all forms of compensation in excess of $100,000 per year per person that we paid our executive officers for our years ended December 31, 2003 and 2002.


SUMMARY COMPENSATION TABLE


                   Annual Compensation                         Long Term Compensation
                   -------------------                         ----------------------
                  Awards   Payouts                    Securities                   All
                                     Other                                         Other
Name and                             Annual    Restricted   Underlying   LTIP      Com-
Principal                            Compen-   Stock        Options/     Pay-      pen-
Position    Year  Salary   Bonus     sation    Awards       SARs         outs      sation
Alex Genin  2003  $76,960  $    -0-  $    -0-         -0-          -0-   $    -0-  $   -0-
Director,   2002  $76,960  $    -0-  $    -0-         -0-    200,000(1)  $    -0-  $   -0-
Chairman,   2001  $76,960  $    -0-  $    -0-   510,000(2)   500,000(3)  $    -0-  $   -0-
CEO and
President

(1) During 2002, we issued 200,000 immediately exercisable options as compensation to Mr. Genin. This option has an exercise price of $0.06 per share and expires in January 2005.
(2) During 2001, we issued 3,000,000 shares to Mr. Genin as a payment for patent on VIP Systems(TM)
(3) During 2001, we issued 500,000 immediately exercisable options as compensation to Mr. Genin. This option has an exercise price of $0.08 per share and expires in April 2004.

OPTION GRANTS FOR FISCAL 2003

         INDIVIDUAL GRANTS
         -----------------                                                       POTENTIAL REALIZABLE VALUE
                         NUMBER OF      % OF TOTAL                                 AT ASSUMED ANNUAL RATES
                         SECURITIES      OPTIONS                                 OF STOCK PRICE APPRECIATION
                         UNDERLYING     GRANTED TO      EXERCISE                      FOR OPTION TERM(2)
                         OPTIONS       EMPLOYEES IN      PRICE        EXPIRATION  --------------------------
               NAME      GRANTED (#)   FISCAL YEAR      ($/SHARE)        DATE        5%               10%
              ------    ------------  --------------   ----------      ---------    ---              -----

Alex Genin. . . . . . . .  0             0               N/A            N/A         $ 0              $ 0

AGGREGATED OPTION EXERCISES IN FISCAL 2003 AND DECEMBER 31, 2003 OPTION VALUES

                                                   NUMBER OF SECURITIES
                                                   UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                            SHARES               OPTIONS AT FISCAL YEAR-EN      IN-THE-MONEY OPTIONS AT
                           ACQUIRED      VALUE           (SHARES)                   FISCAL YEAR-END($)
                         ON EXERCISE   REALIZED    --------------------------  ---------------------------
               NAME          (#)          ($)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
              ------     -----------  ----------  ------------  -------------  -----------   -------------
Alex Genin. . . . . . . .     0            0        4,400            -0-         977,000          -0-

EMPLOYMENT  AGREEMENTS  AND  OTHER  COMPENSATION  PLANS

We do not have an employment contract with any of our employees. We presently intend to negotiate an employment contract with Alex Genin which would require the Board approval; however, no terms have been discussed at this time.

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

In October, 1998, we granted Mr. Genin an option to purchase 2,500,000 shares of our common stock which is exercisable at $0.05 per share and expires August, 2001 (in August, 2001 this option was extended until April, 2004). This option is presently exercisable. This was an incentive approved by the Board of Directors to persuade Mr. Genin to become an officer and director and to devote virtually all of his time to us at a time when there was no meaningful market for our common stock and when we had limited financial resources.

In April, 1999, we granted Mr. Genin an option to purchase up to 200,000 of our common stock exercisable at $0.25 per share and expires in March, 2002. In August, 2001, this option was re-priced to $0.10 and extended until April, 2004, due to current market situation. This option is presently exercisable.

In December, 1999, we granted Mr. Genin an immediately exercisable option to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share that expires in December, 2001. In August, 2001, this option was extended until April, 2004, due to current market situation. This option is presently exercisable.

In January, 2000, we granted Mr. Genin an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $0.25 per share that expires in January, 2002. In August, 2001, this option was re-priced to $0.10 and extended until April, 2004, due to current market situation. This option is presently exercisable.

In October, 2000, we granted to Mr. Genin an option to purchase up to 400,000 shares of our common stock at an exercise price of $0.20 per share that expires in October, 2003. In August, 2001, this option was re-priced to $0.10 and extended until April, 2004, due to current market situation. This option is presently exercisable.

In October, 1998, we granted Mr. Dashkovsky an option to purchase 1,500,000 shares of our common stock exercisable at $0.05 per share and expires in August, 2001. In August 2001, this option was extended until April, 2004. This was an incentive approved by the Board of Directors to persuade Mr. Dashkovsky to become an officer and director and to devote substantially all of his time to us at a time when there was no meaningful market for our common stock and when we had limited financial resources. In October 2003 this option was canceled due to current market situation.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information as of March 17, 2004, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. At March 17, 2004, we had outstanding 92,461,432 shares of common stock, and no outstanding preferred stock.

Name and Address                     Shares of Common           Percent of
of Beneficial Holder             Stock Beneficially Owned         Class
-------------------------        ------------------------   --------------
Alex Genin                            57,870,000 (1)(2)(3)        61.9%
5120 Woodway, Suite 9000
Houston, Texas 77056

Eurocapital Group, Ltd                28,500,000 (2)              30.8%
19 Peel Road
Douglas, Isle of Man
British Isles 1M1 4LS

United Capital Group Limited          22,370,000 (2)(4)           23.9%
50 Town Range, Suite 7B
Gibraltar

NefteCredit Ltd.                       4,640,000                   5.0%
13/F, Silver Fortune Plaza
1 Wellington Street,
Central, Hong Kong

Michael Dashkovsky                     4,893,566 (5)               5.3%
5120 Woodway, Suite 9000
Houston, Texas 77056

Merrill P. O'Neal                        100,000                   0.1%
5120 Woodway, Suite 9000
Houston, Texas 77056
                                      ------------------  -------------
All officers and directors as


a Group--Three Persons                62,863,566                  67.3%
----------------------                ==========                  =====

(1) Options to purchase up to 4,400,000 shares of our common stock at excise prices of from $.05 to $.10 per share were canceled in January 2004.

(2) Alex Genin currently holds powers of attorney from Eurocapital Group, Ltd. and United Capital Group Limited pursuant to which Mr. Genin is granted voting and investment power with respect to our shares. Mr. Genin is deemed to be the beneficial owner of these shares. Mr. Genin does not own any stock of Eurocapital Group, Ltd. or United Capital Group Limited.

(3) Includes shares owned by Eurocapital Group, Ltd. and United Capital Group Limited.

(4) Includes an option to purchase up to 1,000,000 shares of our common stock which is presently exercisable at an exercise price of $.04 per share.

(5) Includes an option to purchase up to 2,500,000 shares of our common stock which is presently exercisable at an exercise price of $.12 per share.

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

We believe that the terms and conditions of all of the following transactions were no less favorable to us than terms attainable from unaffiliated third parties. The terms of these transactions were determined by the parties through arms length negotiations.

In October, 1998, we sold to Alex Genin 4,000,000 shares of common stock at one-tenth cent per share and granted Mr. Genin an option to purchase 2,500,000 shares of our common stock which is exercisable at $0.05 per share and expires August, 2001 (in August, 2001 this option was extended until April, 2004), for the total cash sum of $4,140. This option is presently exercisable. These issuances were approved by the Board of Directors. This was an incentive approved by the Board of Directors to persuade Mr. Genin to become an officer and director and to devote virtually all of his time to us at a time when there was no meaningful market for our common stock and when we had limited financial resources.

In April, 1999, we granted Mr. Genin an option to purchase up to 200,000 shares of our common stock exercisable at $0.25 per share and expires in March, 2002. In August, 2001, this option was re-priced to $0.10 and extended until April, 2004, due to current market situation. This option is presently exercisable.

In December, 1999, we granted Mr. Genin an immediately exercisable option to purchase up to 500,000 shares of our common stock at an exercise price of $0.10 per share that expires in December, 2001. In August, 2001, this option was extended until April, 2004, due to current market situation. This option is presently exercisable.

In January, 2000, we granted Mr. Genin an immediately exercisable option to purchase up to 100,000 shares of our common stock at an exercise price of $0.25 per share that expires in January, 2002. In August, 2001, this option was re-priced to $0.10 and extended until April, 2004, due to current market situation. This option is presently exercisable.

In October, 2000, we granted to Mr. Genin an option to purchase up to 400,000 shares of our common stock at an exercise price of $0.20 per share that expires in October, 2003. In August, 2001, this option was re-priced to $0.10 and extended until April, 2004, due to current market situation. This option is presently exercisable.

In April, 2001, we granted to Mr. Genin an option to purchase up to 500,000 shares of our common stock at an exercise price of $0.08 per share that expires in April, 2004. This option is presently exercisable.

In October, 2001, we granted Mr. Genin 3,000,000 shares of our common stock as a payment for patent on Home Automation Center - VIP Systems(TM).

In February, 2003, we granted to Mr. Genin an option to purchase up to 200,000 shares of our common stock at an exercise price of $0.06 per share that expires in January, 2005. This option is presently exercisable.

In October, 1998, we sold to Michael Dashkovsky 3,000,000 shares of common stock at one-tenth cent per share and granted Mr. Dashkovsky an option to purchase 1,500,000 shares of our common stock exercisable at $0.05 per share that expires in August, 2001, for the total cash sums of $3,080. In August 2001, this option was extended until April, 2004, due to current market situation and then canceled in October, 2003.

During 2003, the Company received $204,809.34 of advances from its chief executive officer and a company controlled by him.

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

During 2002 the Company subleased office space from a company 100% owned by the Company's president. The sublease was on a month-to-month basis and provided for monthly payments of $2,343. It ended June 1, 2002. Total rent expense recognized with respect to this lease during the year ended December 31, 2002 was $11,715.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

          Exhibit 14 -- Code of Ethics for principal executive and senior financial officers

          Exhibit 31.1 -- Certification of Chief Executive Officer of First Capital International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 -- Certification of Chief Financial Officer of First Capital International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 -- Certification of Chief Executive Officer of First Capital International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

          Exhibit 32.2 -- Certification of Chief Financial Officer of First Capital International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(b)  Reports  on  Form  8-K.

          None.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $22,324 and $22,884 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2003 and December 31, 2002.

AUDIT-RELATED FEES

Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2003 and December 31, 2002, Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2003 and December 31, 2002, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services rendered for tax related services for the fiscal years ended December 31, 2003 and December 31, 2002.

ALL  OTHER  FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2003.

AUDITOR  INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2003 by Ham, Langston & Brezina, L.L.P. is compatible with maintaining Ham, Langston & Brezina, L.L.P.'s independence.

AUDITOR'S  TIME  ON  TASK

All of the work expended by Ham, Langston & Brezina, L.L.P. on our December 31, 2003 audit was attributed to work performed by Ham, Langston & Brezina, L.L.P.'s full-time, permanent employees.



SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2004.

FIRST  CAPITAL  INTERNATIONAL,  INC.

-----------------------------
By: /s/ Alex Genin
Alex Genin
Director, CEO, CFO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                       Title              Date
---------------                 ---------          -------

---------------------------
/s/ Alex Genin                  Director,          March 22, 2004
Alex Genin                      CEO, CFO and
                                President

---------------------------
/s/ Michael Dashkovsky          Director and       March 22, 2004
Michael Dashkovsky              Manager of
                                European Operations

---------------------------
/s/ Merrill P. O'Neal           Director           March 22, 2004
Merrill P. O'Neal

                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                       Page(s)
                                                                       -------
Report of Independent Accountants                                        F-3

Audited Financial Statements

  Consolidated Balance Sheet as of December 31, 2003                     F-4

  Consolidated Statements of Operations for the
    years ended December 31, 2003 and 2002                               F-5

  Consolidated Statements of Stockholders' Equity (Deficit)
    for the years ended December 31, 2003 and
    2002                                                                 F-6

  Consolidated Statements of Cash Flows for the
    years ended December 31, 2003 and 2002                               F-8

Notes to Consolidated Financial Statements                               F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
First Capital International, Inc.


We have audited the accompanying consolidated balance sheet of First Capital International, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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



                                        /s/  Ham, Langston & Brezina, L.L.P.


Houston, Texas
March 15, 2004

                        FIRST CAPITAL INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003
                                   __________


     ASSETS
    -------

Current assets:
  Cash and cash equivalents                                         $    38,859
  Accounts receivable                                                     4,222
  Inventory                                                             136,558
                                                                    ------------

    Total current assets                                                179,639

Office equipment, net                                                        23
                                                                    ------------

      Total assets                                                  $   179,662
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable and current portion of long-term debt               $    87,273
  Notes payable to related parties                                      207,291
  Accounts payable and accrued liabilities                               70,422
                                                                    ------------

    Total current liabilities                                           364,986

Long-term debt                                                            9,660
                                                                    ------------

      Total liabilities                                                 374,646
                                                                    ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 92,376,432 shares issued and outstanding                 92,376
  Additional paid-in capital                                          6,669,760
  Unissued preferred stock                                              866,874
  Accumulated deficit                                                (7,814,494)
  Subscription receivable                                                (9,500)
                                                                    ------------

      Total stockholders' equity                                       (194,984)
                                                                    ------------

        Total liabilities and stockholders' equity                  $   179,662
                                                                    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   __________


                                                                 2003          2002
                                                             ------------  ------------
Revenue:
  System sales                                               $   242,019   $    49,264
  Merchandise sales                                               26,067        90,949
  Other                                                            2,500           385
                                                             ------------  ------------

    Total revenue                                                270,586       140,598
                                                             ------------  ------------

Costs of sales:
  Cost of systems                                                160,986        32,399
  Cost of merchandise sold                                        19,551        61,046
                                                             ------------  ------------

    Total cost of sales                                          180,537        93,445
                                                             ------------  ------------

Gross margin                                                      90,049        47,153
                                                             ------------  ------------

Selling, general and administrative expenses:
  Operating and general expenses                                 654,288       675,068
  Stock and option based compensation                            159,621        88,346
  Research and development                                        30,244        95,488
  Depreciation expense                                               827           827
                                                             ------------  ------------

    Total selling, general and administrative expenses           844,980       859,729
                                                             ------------  ------------

Loss from operations                                            (754,931)     (812,576)
                                                             ------------  ------------

Other income (expense):
  Interest income                                                     54           578
  Interest expense                                               (20,904)      (11,190)
                                                             ------------  ------------

    Other income (expense), net                                  (20,850)      (10,612)
                                                             ------------  ------------

Loss from continuing operations                                 (775,781)     (823,188)
                                                             ------------  ------------

Discontinued operations:
  Loss from operation of discontinued business
    segments                                                      (2,106)     (206,076)
  Loss from disposition of discontinued
    business segments                                             (6,163)     (116,151)
                                                             ------------  ------------

      Loss from discontinued operations                           (8,269)     (322,227)
                                                             ------------  ------------

Net loss                                                     $  (784,050)  $(1,145,415)
                                                             ============  ============

Basic and diluted net loss per common share:
  Continuing operations                                      $     (0.01)  $     (0.01)
  Discontinued operations                                          (0.00)        (0.00)
                                                             ------------  ------------

    Total                                                    $     (0.01)  $     (0.01)
                                                             ============  ============

Weighted average shares outstanding                           92,338,610    88,322,981
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

                                              FIRST CAPITAL INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                          __________


                                                ADDITIONAL    UNISSUED     UNISSUED    SUBSCRIP-
                            COMMON STOCK          PAID-IN     PREFERRED     COMMON        TION       ACCUMULATED    TREASURY
                         SHARES       AMOUNT      CAPITAL       STOCK       STOCK      RECEIVABLE      DEFICIT       STOCK
                       -----------  ----------  -----------  -----------  ----------  ------------  -------------  ----------
Balance at December    86,963,412      86,963     6,157,499           -      37,865             -     (5,885,029)          -
31, 2001

Net loss                        -           -             -           -           -             -     (1,145,415)          -
                       (1,145,415)
Other comprehensive
loss-foreign
currency translation            -           -             -           -           -             -              -           -

Comprehensive loss
                       (1,143,929)
                       -----------
Adjustment of                   -           -             -           -     (37,865)            -              -           -
Andevis purchase
price

Common stock issued     2,200,000       2,200       119,800           -           -             -              -           -
for cash

Cash received for
preferred stock
that has not been               -           -             -     530,000           -             -              -           -
issued

Cash received for
common stock that
has not been                    -           -             -           -     100,000             -              -           -
issued

Common stock issued
for cash and
compensation            1,072,790       1,073       131,234           -           -             -              -           -

Common stock issued
for subscription
receivable                 50,000          50         5,750           -           -        (5,800)             -           -

Common stock issued
subsequent to
December 31, 2002
for services
performed in 2002               -           -             -           -      19,450             -              -           -

Treasury shares
acquired upon sale
of Mediafone                    -           -             -           -           -             -              -     (27,970)

Cancellation of                      (254,270)                     (254)    (27,716)            -              -           -
treasury stock

Compensatory stock
options issued
to officers and
employees, net of
77,000 credit
from variable ac-
counting for
options that were
repriced in 2001                -           -         5,506           -           -             -              -           -
                       -----------  ----------  -----------  -----------  ----------  ------------  -------------  ----------

Balance at December
31, 2002               90,031,932   $  90,032   $ 6,392,073  $  530,000   $ 119,450   $    (5,800)  $ (7,030,444)  $       -
                       ===========  ==========  ===========  ===========  ==========  ============  =============  ==========

                        ACCUMULATED
                        OTHER COMP-     TOTAL
                         REHENSIVE     STOCK-
                          INCOME       HOLDERS
                          (LOSS)       EQUITY
                       -------------  ---------
Balance at December          (1,366)   395,932
31, 2001

Net loss                          -

Other comprehensive
loss-foreign
currency translation          1,486      1,486
                                      ---------

Comprehensive loss


Adjustment of                     -    (37,865)
Andevis purchase
price

Common stock issued               -    122,000
for cash

Cash received for
preferred stock
that has not been                 -    530,000
issued

Cash received for
common stock that
has not been                      -    100,000
issued

Common stock issued
for cash and
compensation                      -    132,307

Common stock issued
for subscription
receivable                        -          -

Common stock issued
subsequent to
December 31, 2002
for services
performed in 2002                 -     19,450

Treasury shares
acquired upon sale
of Mediafone                      -    (27,970)

Cancellation of                   -     27,970
treasury stock

Compensatory stock
options issued
to officers and
employees, net of
77,000 credit
from variable ac-
counting for
options that were
repriced in 2001                  -      5,506
                       -------------  ---------

Balance at December
31, 2002               $        120   $ 95,431
                       =============  =========


    The accompanying notes are an integral part of these consolidated financial statements.
                                    Continued

                                               FIRST CAPITAL INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           __________


                                                              ADDITIONAL    UNISSUED     UNISSUED    SUBSCRIP-
                                          COMMON STOCK         PAID-IN      PREFERRED     COMMON        TION       ACCUMULATED
                                        SHARES     AMOUNT      CAPITAL        STOCK       STOCK      RECEIVABLE      DEFICIT
                                      ----------  ---------  ------------  -----------  ----------  ------------  -------------

Balance at December 31, 2002          90,031,932  $ 90,032   $ 6,392,073   $  530,000   $ 119,450   $    (5,800)  $ (7,030,444)

Net loss                                       -         -             -            -           -             -       (784,050)

Other comprehensive loss-foreign
  currency translation                         -         -             -            -           -             -              -

Comprehensive loss

Common stock issued for cash
  received in 2002                     2,000,000     2,000        98,000            -    (100,000)            -              -

Common stock issued for cash
  upon exercise of options                     -    62,500                         62       4,263             -              -

Cash received for preferred stock
  that has not been issued                     -         -             -      336,874           -             -              -

Common stock and options issued
  for services provided in 2002                    122,000           122       19,328           -       (19,450)             -

Common stock issued to officers
  and employees as compensation                -   160,000           160       14,740           -             -              -

Treasury shares acquired upon sale
  of TGK                                       -         -             -            -           -             -              -

Cancellation of treasury stock                 -   (50,000)          (50)      (6,315)          -             -              -

Common stock issued to vendors for
  services performed                      50,000        50         2,950            -           -             -              -

Compensatory stock options issued to
  officers and employees                       -         -       144,721            -           -             -              -
                                      ----------  ---------  ------------  -----------  ----------  ------------  -------------

Balance at December 31, 2003          92,376,432  $ 92,376   $ 6,669,760   $  866,874   $       -   $    (9,500)  $ (7,814,494)
                                      ==========  =========  ============  ===========  ==========  ============  =============

                                                   ACCUMULATED
                                                   OTHER COMP-     TOTAL
                                                    REHENSIVE      STOCK-
                                       TREASURY      INCOME       HOLDERS
                                        STOCK        (LOSS)        EQUITY
                                      ----------  -------------  ----------

Balance at December 31, 2002          $       -   $        120   $  95,431

Net loss                                      -              -    (784,050)

Other comprehensive loss-foreign
  currency translation                        -           (120)       (120)
                                                                 ----------

Comprehensive loss                                                (784,170)
                                                                 ----------

Common stock issued for cash
  received in 2002                            -              -           -

Common stock issued for cash
  upon exercise of options               (3,700)             -           -

Cash received for preferred stock
  that has not been issued                    -              -     336,874

Common stock and options issued
  for services provided in 2002               -              -           -

Common stock issued to officers
  and employees as compensation               -              -

Treasury shares acquired upon sale
  of TGK                                 (6,365)             -      (6,365)

Cancellation of treasury stock                -              -       6,365

Common stock issued to vendors for
  services performed                          -              -       3,000

Compensatory stock options issued to
  officers and employees                      -              -     144,721
                                      ----------  -------------  ----------

Balance at December 31, 2003          $       -   $          -   $(194,984)
                                      ==========  =============  ==========


   The accompanying notes are an integral part of these financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   __________


                                                                2003         2002
                                                             ----------  ------------
Cash flows from operating activities:
  Net loss                                                   $(784,050)  $(1,145,415)
  Adjustment to reconcile net loss to net cash used by
    operating activities:
    Loss from operations of discontinued business segments       2,106       206,076
    Loss from disposition of discontinued business segments      6,163       116,151
    Depreciation expense                                           835           827
    Stock and option based compensation                        162,621        88,346
    Changes in operating assets and liabilities,
      net of effects disposals:
      Accounts receivable                                          880        (2,547)
      Inventory                                                 14,719       (81,783)
      Prepaid expenses and other assets                              -         1,382
      Accounts payable and accrued liabilities                  14,658        (3,870)
                                                             ----------  ------------

        Net cash used by continuing operations                (582,068)     (820,833)
        Net cash provided (used) by discontinued
          operations                                            (5,286)       19,506
                                                             ----------  ------------

          Net cash used in operating activities               (587,354)     (801,327)
                                                             ----------  ------------

Cash flows from investing activities:
  Acquisition of property and equipment                              -       (46,651)
  Net cash (paid) received upon disposal of discontinued
    business segments                                            2,500        (5,329)
                                                             ----------  ------------

        Net cash provided (used) by continuing operations            -             -
        Net cash provided (used) by discontinued operations      2,500       (51,980)
                                                             ----------  ------------

          Net cash provided by investing activities              2,500       (51,980)
                                                             ----------  ------------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt               245,058        94,335
  Proceeds from sale of common and preferred stock             337,499       801,467
  Payments on notes payable and long-term debt                 (29,146)       (6,115)
                                                             ----------  ------------

        Net cash provided by continuing operations             553,411       895,802
        Net cash used in discontinued operations                     -        (6,115)
                                                             ----------  ------------

          Net cash provided by financing activities            553,411       889,687
                                                             ----------  ------------

Effects of exchange rate changes on cash:
  Continuing operations                                              -             -
  Discontinued operations                                         (120)        1,486
                                                             ----------  ------------

    Total effect of exchange rate changes on cash                 (120)        1,486
                                                             ----------  ------------

Net increase (decrease) in cash and cash equivalents           (31,563)       37,866

Cash and cash equivalents, beginning of year                    70,422        32,556
                                                             ----------  ------------

Cash and cash equivalents, end of year                       $  38,859   $    70,422
                                                             ==========  ============


Supplemental disclosure of cash flow information:

  Cash paid for interest                                     $  10,835   $    11,190
                                                             ==========  ============

  Cash paid for income taxes                                 $       -   $         -
                                                             ==========  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------------

     First Capital International, Inc. (the "Company"), formerly Ranger/USA, Inc., assumed its current name in August 1998 when new management took over the Company. At the time new management assumed control, the Company had no existing operations, and began implementation of a new business plan. Beginning in 1998, the Company's original focus was the identification, acquisition and operation of businesses serving or focused on Central and Eastern European markets. Under this acquisition strategy, the Company acquired three companies in 2000 and two companies in 2001. Since 2001, the Company has the focus of its operations to concentrate on the development of its "smart house" technology and markets for the Company's new home command center.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     MANAGEMENT  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the valuation of deferred tax assets, the net realizable value of inventory, the realizability of accounts receivable and the value of stock based compensation.

     REVENUE  RECOGNITION
     --------------------

     Sales of VIP Systems and retail merchandise sales are recognized upon shipment of the equipment or merchandise.

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

     INVENTORY
     ---------

     Inventory consists primarily of electronic equipment and jewelry and fine gift items held for retail sale. Inventory is recorded at the lower of aggregate cost or market with cost determined using the first-in, first-out
     (FIFO)  method.

     OFFICE  EQUIPMENT
     -----------------

     Office equipment is recorded at cost and depreciated on the straight-line method over the 4 years. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     GOODWILL
     --------

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 (See New Accounting Pronouncements) and, accordingly, goodwill was not amortized in 2002. Under the provisions of SFAS No. 142, the Company assessed goodwill for impairment in 2002 under the provisions of SFAS No. 142 and an impairment provision of $240,347 was recorded. No goodwill remains on the Company's balance sheet at December 31, 2003.

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

     STOCK-BASED  COMPENSATION
     -------------------------

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company began following the disclosure requirements of SFAS No. 148 in January 2003.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   __________


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     NEW  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     -------------------------------------------
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2003 and 2002, the Company incurred net losses of $(784,050) and $(1,145,415), respectively, and had negative cash flows from operations of $(587,354) and $(801,327). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     -    The  ability  of  the  Company  to  develop  businesses.

     - The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.


3.   DISCONTINUED  OPERATIONS
     ------------------------

     During the years ended December 31, 2003 and 2002, the Company discontinued all of its Eastern European operations as described below. Accordingly, at December 31, 2003 the Company's United States home automation business represents its only business operations.


                                   Continued

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   __________


3.   DISCONTINUED  OPERATIONS,  CONTINUED
     ------------------------------------

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

     TGK-LINK  AS  ("TGK")
     ---------------------

     In September 2003, the Company sold TGK for $2,500 and the return of 50,000 shares of common stock. TGK, an Estonian public limited company that provided Internet banking services in Estonia.

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

     Following is summary results of operations information for the Company's discontinued segments for the years ended December 31, 2003 and 2002:

2003 SUMMARY RESULTS OF OPERATIONS INFORMATION
----------------------------------------------

                                                                        TGK
                                                                      --------
Service revenue                                                       $32,314
                                                                      --------

Costs and expenses:
  Operating and general expenses                                       19,012
  Supplies and materials                                               16,383
  Depreciation expense                                                  3,082
                                                                      --------


    Total costs and expenses                                           38,477
                                                                      --------

Income (loss) from discontinued operations                            $(6,163)
                                                                      ========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

3.     DISCONTINUED  OPERATIONS,  CONTINUED
       ------------------------------------

     2002 SUMMARY RESULTS OF OPERATIONS INFORMATION
     ----------------------------------------------

                                                  ANET      ANDEVIS       TGK       MEDIAFON     TOTAL
                                               ----------  ----------  ----------  ----------  ---------
Service revenue                                $ 109,946   $ 185,542   $  50,022   $  124,290  $469,800
                                               ----------  ----------  ----------  ----------  ---------
Costs and expenses:
  Operating and general expenses                  36,181      59,798      29,008       55,105   180,092
  Supplies and materials                          39,917     115,594      22,107       38,816   216,434
  Depreciation expense                            21,463      10,374       5,609        4,508    41,954
  Impairment of goodwill                          86,299     104,796      30,219       19,033   240,347
  Other income and expense, net                      132        (277)     (6,091)       3,285     2,951
                                               ----------  ----------  ----------  ----------  ---------

    Total costs and expenses                     183,992     290,285      80,852      120,747   675,876
                                               ----------  ----------  ----------  ----------  ---------

Income (loss) from discontinued operations     $ (74,046)  $(104,743)  $ (30,830)  $   3,543   (206,076)
                                               ==========  ==========  ==========  ==========  =========

     Following is a summary of the disposition transactions that occurred during the years ended December 31, 2003 and 2002 and described above:

                                             2003                         2002
                                           --------  --------------------------------------------
                                             TGK       ANET      ANDEVIS    MEDIAFON     TOTAL
                                           --------  ---------  ---------  ----------  ----------
Current assets:
  Cash and cash equivalents                $ 2,650   $  1,604   $  3,300   $     925   $   5,829
  Accounts receivable, net                   4,720     24,929     61,534      37,617     124,080
  Inventories                                    -          -     26,549       2,306      28,855
  Prepaid and other                          9,375      6,809      4,523         502      11,834
                                           --------  ---------  ---------  ----------  ----------

    Total current assets                    16,745     33,342     95,906      41,350     170,598

Property and equipment, net                    278     27,894     29,328      63,409     120,631
                                           --------  ---------  ---------  ----------  ----------

    Total assets                            17,023     61,236    125,234     104,759     291,229
                                           --------  ---------  ---------  ----------  ----------

Current liabilities:
  Notes payable                                  -      2,921          -           -       2,921
  Accounts payable and accrued liabilities   6,052     28,434     34,897      41,247     104,578
                                           --------  ---------  ---------  ----------  ----------

    Total current liabilities                6,052     31,355     34,897      41,247     107,499

Deferred income taxes                            -          -          -       4,789       4,789
Minority interest                                -          -          -      34,320      34,320
                                           --------  ---------  ---------  ----------  ----------

    Total liabilities                        6,052     31,355     34,897      80,356     146,608
                                           --------  ---------  ---------  ----------  ----------

      Net assets sold or surrendered        10,971     29,881     90,337      24,403     144,621

Cash received                                2,500          -        500           -         500
Treasury stock received                      6,365          -     27,970           -      27,970
                                           --------  ---------  ---------  ----------  ----------

Loss on sale or surrender                  $(2,106)  $(29,881)  $(61,867)  $ (24,403)  $(116,151)
                                           ========  =========  =========  ==========  ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


4.   NOTESPAYABLEAND LONG-TERM DEBT
     ------------------------------
  Notes payable and long-term debt at December 31, 2003, were as follows:

  Note payable to a finance company under a $23,000
    revolving line of credit, bearing interest at 8.9%
    per year and due on demand.  This note is not
    collateralized.                                                         $14,419

  Obligation under a product financing arrangement,
    bearing interest at an effective rate of
    approximately 31% per year and due in monthly
    payments of $1,003, including interest through
    November 2005.  This obligation is collateralized
    by inventory.                                                            12,072

  Credit card obligations under agreements that provide
    credit of up to $104,000.  These obligations bear
    interest at rates ranging 6% to 18% per year and
    are not collateralized.                                                  70,442
                                                                            -------

                                                                             96,933

  Less non-current portion                                                    9,660
                                                                            -------

                                                                            $87,273
                                                                            =======

     The non-current portion of notes payable and long-term debt is due during the year ended December 31, 2004.

5.   NOTES PAYABLE TO RELATED PARTIES
     --------------------------------
Notes payable to related parties at December 31, 2003, were as follows:

Notes payable to Alex Genin, the Company's Chief
  Executive Officer, who is a major stockholder.
  These notes bear interest at rates ranging from
  6.0 to 8.0% per year, and are due at various dates
  between February and October 2004. These notes are
  not collateralized.                                                                $200,200

Note payable to ECL Trading, a company owned by
  the Company's Chief Executive Officer, who is a
  major stockholder of the Company. This note is
  under an informal agreement, bears interest at
  8.0% per year, is due on demand and is not
  collateralized.                                                                       7,091
                                                                                     --------

                                                                                     $207,291
                                                                                     ========

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

Accounts payable and accrued liabilities at December 31, 2003 were as follows:

  Trade accounts payable                                                             $ 38,463
  Sales tax payable                                                                     1,399
  Accrued compensation to Chief Executive Officer                                      20,992
  Accrued interest payable                                                              9,568
                                                                                     --------

                                                                                   $   70,422
                                                                                   ==========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   __________


7.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $4,080,000 which expire in 2008 through 2024. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change in the Company in connection with the 1998 reverse merger with EIP limits the Company's ability to utilize NOL carryforwards generated prior to September 28, 1998 to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 2003 are as follows:

  Net operating losses         $ 1,387,485
                               ------------

    Total deferred tax assets    1,387,485

  Valuation allowance           (1,387,485)
                               ------------

      Net deferred tax assets  $         -
                               ============


     For financial reporting purposes, loss from continuing operations before provision for income taxes relates 100% to United States operations for the years ended December 31, 2003 and 2002.

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to loss from continuing operations is as follows:

                                      2003                  2002
                               --------------------  --------------------
                                 AMOUNT    PERCENT     AMOUNT    PERCENT
                               ----------  --------  ----------  --------
  Benefit for income tax at
    federal statutory rate     $ 266,577      34.0%  $ 389,441      34.0%
  Non-deductible compensation    (54,271)     (6.9)    (30,038)     (2.6)
  Increase in valuation
    allowance                   (210,909)    (26.9)   (356,965)    (31.2)
  Other                           (1,397)     (0.2)     (2,438)     (0.2)
                               ----------  --------  ----------  --------

                               $       -         -%  $       -         -%
                               ==========  ========  ==========  ========

8.   OPERATING  LEASE
     ----------------

     The Company leases office space under an operating lease with a term of three years at a rate of $5,042 per month. The lease provides for renewal options, payment of taxes and utilities by the Company, and charges for increases for certain costs to the landlord. Rental expense under operating leases was $41,554 and $41,515 during the years ended December 31, 2003 and 2002, respectively. (See Note 11)

     Minimum annual lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2003 are as follows:


 YEAR ENDED
DECEMBER 31,
------------
  2004                                    $ 60,504
  2005                                      60,504
  2006                                      45,378
                                          --------

Total minimum lease payments              $166,386
                                          ========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


9.   STOCKHOLDER'S  EQUITY
     ---------------------

     PREFERRED  STOCK
     ----------------

     The Company has authorized 10,000,000 shares of serial preferred stock for which the Company's Board of Directors may designate voting power, preferences, limitations and restrictions. Although $336,874 and $530,000 of preferred stock was sold during the years ended December 31, 2003 and 2002, respectively, no shares had been issued as of December 31, 2003.


     COMMON  STOCK
     -------------

     During the years ended December 31, 2003 and 2002, the Company sold and issued 2,394,500 and 3,322,790 shares of common stock, respectively. Certain of the shares were issued for employee and non-employee compensation at prices representing a discount from the fair value of the Company's common stock at the date of issue or other appropriate measurement date, resulting in compensation expense to the Company.

     In connection with the issuance of shares for service, the fair value of the Company's common stock was determined based upon the quoted market prices for the Company's common stock. The Company has accounted for common stock issued to non-employees for services in accordance with SFAS No. 123. In all cases the measurement date for measurement of the fair value of the Company's common stock was the date at which the service provider's performance was complete because such date was before the commitment by the service provider to earn the common stock.

     UNISSUED  PREFERRED  STOCK
     --------------------------

     Unissued preferred stock represents preferred stock for which cash has been received but is not yet issued by the transfer agent.


10.  STOCK  OPTIONS
     --------------

     During the years ended December 31, 2003 and 2002, the Company issued non-qualified options to investors, employees, officers and directors and all such options are immediately exercisable for shares of the Company's common stock. The table below summarizes the annual activity in the Company's stock options:

                                                            WEIGHTED
                                                             AVERAGE
                                                            EXERCISE
                                OPTIONS    EXERCISE PRICE     PRICE
                              -----------  ---------------  ---------
Balance at December 31, 2001   8,660,000   $ 0.01 to $0.50  $    0.09

  Granted to employees, of-
    ficers and directors       1,122,710   $ 0.01 to $0.15  $    0.06
  Granted to investors            20,000   $          0.20  $    0.20
  Cancelled                   (1,000,710)  $ 0.01 to $0.50  $    0.23
  Exercised                     (126,790)  $ 0.01 to $0.10  $    0.07
                              -----------

Balance at December 31, 2002   8,675,210   $ 0.01 to $0.20  $    0.07

  Granted to employees,
    officers and directors       115,000   $ 0.01 to $0.06  $    0.03
  Granted to vendors             140,000   $ 0.01 to $0.04  $    0.03
  Granted to investors         1,000,000   $          0.04  $    0.04
  Cancelled or expired        (3,327,710)  $ 0.01 to $0.20  $    0.07
  Exercised                      (62,500)  $          0.01  $    0.01
                              -----------

Balance at December 31, 2003   6,540,000   $ 0.03 to $0.15  $    0.07
                              ===========


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   __________


10.  STOCK  OPTIONS,  CONTINUED
     --------------------------

     During the year ended December 31, 2002, 5,200,000 of the Company's stock options were re-priced or extended. The re-pricings were from original exercise prices ranging from $0.10 to $0.53 per share to new exercise prices of $0.08 to $0.10 per share. The new exercise prices were well below the quoted market value of the Company's common stock at the date of re-pricing. Accordingly, both the re-pricing and extension for the year ended December 31, 2002 significantly impacted actual financial results (and the proforma financial information shown below). The re-pricing and extension of options resulted in compensation charges of $824,000 for the year ended December 31, 2001 and a positive variable accounting adjustment of $77,000 during the year ended December 31, 2002.

     The Company utilizes the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options were less than the fair value of the Company's stock on the date of grant, re-pricing or extension, compensation expense has been recognized in these financial statements to reflect the value of stock option-related compensation to employees of $912,200 and $8,460 for the years ended December 31, 2001 and 2000, respectively. During 2001, the Company also recognized stock option compensation of $297,600 to non-employees. The fair value of the Company's common stock, for purposes of determining compensation expense associated with stock options, was determined based upon the quoted market price of the Company's common stock for employees and based upon the Black-Scholes option pricing model for non-employees.

     Had the Company elected to recognize compensation cost for stock options based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) per share would have reflected the proforma amounts indicated below:

                                              2003         2002
                                           ----------  ------------

Net loss as reported                       $(784,050)  $(1,145,415)
Proforma as reported                       $(785,200)  $(1,169,603)
Basic and diluted net loss per share       $   (0.01)  $     (0.01)

     The fair values of the stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2003 and 2002:

                                  2003        2002
                              -----------  -----------

Dividend yield                       0.0%         0.0%
Expected volatility                100.0%       200.0%
Risk-free interest rate             3.75%        4.00%
Expected holding period         0.3 to 3.0    0.3 to 2.0
                                   years         years

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

     All outstanding stock options are currently exercisable. A summary of outstanding stock options at December 31, 2003 follows:


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


10.  STOCK  OPTIONS,  CONTINUED
     --------------------------

 NUMBER OF                           REMAINING
COMMON STOCK                        CONTRACTUAL   EXERCISE
EQUIVALENTS        EXPIRATION DATE  LIFE (YEARS)   PRICE
------------       ---------------  ------------  --------
     300,000       March 2004                0.2      0.10
   2,500,000       April 2004                0.3      0.05
     550,000       April 2004                0.3      0.08
   1,700,000       April 2004                0.3      0.10
     100,000       September 2004            0.8      0.03
      50,000       September 2004            0.8      0.06
     100,000       October 2004              0.8      0.15
     200,000       January 2005              1.1      0.06
      40,000       October 2005              1.8      0.04
   1,000,000       October 2006              2.8      0.04
------------

   6,540,000
============


11.  LEGAL PROCEEDINGS
     -----------------

     On October 23, 2003 the Securities and Exchange Commission ("Commission") accepted the Company's Offer of Settlement ("Offer") and that of the Company's President/Chief Executive Officer (the "CEO"), in anticipation of the Commission's institution of public cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 ("Order"). Solely for the purpose of those proceedings and any other proceedings brought by or on behalf of the Commission, and without admitting or denying the findings contained in the Order, the Company and the CEO consented to the findings in the Order.

     On the basis of the Order and the Offers, the Commission found that the CEO caused to be distributed 20,000 and 44,500 Company unrestricted shares, respectively, to two stock advertising promoters to create an investor awareness campaign. The shares were transferred from a stock brokerage account, over which the CEO held a power of attorney, and were subsequently sold by the promoters to the public in less than one (1) year from their acquisition. The Commission found that the stock was obtained by the promoters under The CEO's discretion, who was directly or indirectly controlling or controlled by the Company, or was under the control or controlled by the Company, with a view to distributing the stock to the public, and, therefore, the stock was not exempt from registration. As a result, the stock was restricted and could not be sold to the public within one (1) year after acquisition by the sellers of the 20,000 and 44,500 shares, respectively. The Company and the CEO were ordered to cease and desist from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act.


12.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2003 and 2002, the Company engaged in certain related party transactions as follows:

     During 2003 and 2002 the Company obtained loans from Alex Genin and from ECL Trading, a company Mr. Genin controls. Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer. See Note 4.

     During the first and second quarter of 2002 the Company subleased office space from a company 100% owned by the Company's president. The sublease was on a month-to-month basis and provided for monthly payments of $2,343. Total rent expense recognized with respect to this sub-lease during the year ended December 31, 2002 was $11,715.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   __________


13.  MAJOR CUSTOMERS
     ---------------

     During the year ended December 31, 2002, merchandise sales to one major United States corporate customer accounted for approximately 10% of total revenue and 40% of merchandise sales. During the year ended December 31, 2003, three customers each accounted for more than 10% of revenue as follows:


     Customer  1                                                           14%
     Customer  2                                                           20%
     Customer  3                                                           10%