Form 10QSB
period 2004-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2004-05-17
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Number of shares outstanding as of the close of business on May 13, 2004:

                   TITLE OF CLASS          NUMBER OF SHARES OUTSTANDING
          -------------------------------  ----------------------------
          Common Stock, $0.001 par value.           92,411,432


  Transitional Small Business Disclosure Format (Check one):   Yes [X]  No [_]

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

     SIGNATURES

                       PART  I  -  FINANCIAL  INFORMATION


ITEM 1.   CONSOLIDATED  FINANCIAL  STATEMENTS

                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                         PAGE(S)
                                                                         -------
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of March 31, 2004
    and December 31, 2003                                                  F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three months ended March 31, 2004 and 2003                     F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the three months ended March 31, 2004                       F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the three months ended March 31, 2004 and 2003                     F-6

Notes to Unaudited Consolidated Condensed Financial Statements             F-7

                          FIRST CAPITAL INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEET
                        MARCH 31, 2004 AND DECEMBER 31, 2003
                                     __________

                                                           MARCH 31,      DECEMBER
                                                              2004        31, 2003
     ASSETS                                               (UNAUDITED)      (NOTE)
     ------                                               ------------  ------------
Current assets:
  Cash and cash equivalents                               $    42,375   $    38,859
  Accounts receivable                                          18,284         4,222
  Inventory                                                   133,785       136,558
                                                          ------------  ------------

    Total current assets                                      194,444       179,639

Office equipment, net                                               -            23
                                                          ------------  ------------

      Total assets                                        $   194,444   $   179,662
                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable and current portion of long-term debt     $    86,538   $    87,273
  Notes payable to related parties                            334,269       207,291
  Accounts payable and accrued liabilities                     43,559        70,422
                                                          ------------  ------------

    Total current liabilities                                 464,366       364,986

Long-term debt                                                  8,872         9,660
                                                          ------------  ------------

      Total liabilities                                       473,238       374,646
                                                          ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 92,411,432 shares issued and outstanding       92,411        92,376
  Additional paid-in capital                                6,676,324     6,669,760
  Unissued preferred stock                                    988,874       866,874
  Accumulated deficit                                      (8,026,903)   (7,814,494)
  Subscription receivable                                      (9,500)       (9,500)
                                                          ------------  ------------

      Total stockholders' deficit                            (278,794)     (194,984)
                                                          ------------  ------------

        Total liabilities and stockholders' deficit       $   194,444   $   179,662
                                                          ============  ============


Note: The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   __________

                                                 MARCH 31,     MARCH 31,
                                                    2004          2003
                                                ------------  ------------
Revenue:
  System sales                                  $    19,700   $    53,656
  Merchandise sales                                   4,207         8,943
                                                ------------  ------------

    Total revenue                                    23,907        62,599
                                                ------------  ------------

Costs and expenses:
  Cost of systems                                    10,201        35,287
  Cost of merchandise sold                            4,749         5,750
  Operating and general expenses                    204,725       171,646
  Stock and option based compensation                 6,300        23,111
  Research and development                                -        18,989
  Depreciation expense                                   23           230
                                                ------------  ------------

    Total costs and expenses                        225,998       255,013
                                                ------------  ------------

Loss from operations                               (202,091)     (192,414)

Other income (expense):
  Interest income                                         2            42
  Interest expense                                  (10,320)       (2,450)
                                                ------------  ------------

    Other income (expense), net                     (10,318)       (2,408)
                                                ------------  ------------

Loss from continuing operations                    (212,409)     (194,822)

Discontinued operations-loss from operation of
  discontinued business segments                          -        (2,190)
                                                ------------  ------------

Net loss                                        $  (212,409)  $  (197,012)
                                                ============  ============

Basic and diluted net loss per common share:
  Continuing operations                         $     (0.00)  $     (0.00)
  Discontinued operations                             (0.00)        (0.00)
                                                ------------  ------------

    Total                                       $     (0.00)  $     (0.00)
                                                ============  ============

Weighted average shares outstanding              92,458,740    91,148,810
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

                                                FIRST CAPITAL INTERNATIONAL, INC.
                           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            __________

                                                                                                                         TOTAL
                                                                 ADDITIONAL    UNISSUED    SUBSCRIP-                     STOCK-
                                              COMMON     STOCK     PAID-IN    PREFERRED       TION       ACCUMULATED    HOLDERS
                                              SHARES    AMOUNT     CAPITAL      STOCK      RECEIVABLE      DEFICIT       EQUITY
                                            ----------  -------  -----------  ----------  ------------  -------------  ----------
Balance at December 31, 2003                92,376,432  $92,376  $ 6,669,760  $  866,874  $    (9,500)  $ (7,814,494)  $(194,984)

Cash received for unissued preferred stock           -        -            -     122,000            -              -     122,000

Common stock issued for cash                    15,000       15          285           -            -              -         300

Common stock issued for services                20,000       20        1,379           -            -              -       1,399

Compensatory stock options issued to
  officers and employees                             -        -        4,900           -            -              -       4,900

Net loss                                             -        -            -           -            -       (212,409)   (212,409)
                                            ----------  -------  -----------  ----------  ------------  -------------  ----------

Balance at March 31, 2004                   92,411,432  $92,411  $ 6,676,324  $  988,874  $    (9,500)  $ (8,026,903)  $(278,794)
                                            ==========  =======  ===========  ==========  ============  =============  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   __________

                                                         MARCH 31,    MARCH 31,
                                                           2004         2003
                                                        -----------  -----------
Cash flows from operating activities:
  Net loss                                              $ (212,409)  $ (197,012)
  Adjustment to reconcile net loss to net cash used in
    operating activities                                   (32,618)      14,514
                                                        -----------  -----------

    Net cash used in continuing operations                (245,027)    (182,498)
    Net cash used in discontinued operations                     -       (1,144)
                                                        -----------  -----------

      Net cash used in operating activities               (245,027)    (183,642)
                                                        -----------  -----------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt           126,978      122,845
  Proceeds from sale of common and preferred stock         122,300        3,700
  Payments on notes payable and long-term debt                (735)      (4,291)
                                                        -----------  -----------

    Net cash provided by continuing operations             248,543      122,254
    Net cash used in discontinued operations                     -            -
                                                        -----------  -----------

      Net cash provided by financing activities            248,543      122,254
                                                        -----------  -----------

Effects of exchange rate changes on cash:
  Continuing operations                                          -            -
  Discontinued operations                                        -          397
                                                        -----------  -----------

    Total effect of exchange rate changes on cash                -          397
                                                        -----------  -----------

Net increase (decrease) in cash and cash equivalents         3,516      (60,991)

Cash and cash equivalents, beginning of period              38,859       70,422
                                                        -----------  -----------

Cash and cash equivalents, end of period                $   42,375   $    9,431
                                                        ===========  ===========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $    3,288   $        -
                                                        ===========  ===========

  Cash paid for income taxes                            $        -   $        -
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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2003 and 2002. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.

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

     STOCK-BASED  COMPENSATION

     We recognize stock based compensation costs for our stock based employee compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock options. Because we issue a significant number of stock options to employees, use of the intrinsic value method of accounting for stock based compensation reduces the compensation expense that is reflected in our financial statements as compared to the fair value based method encouraged by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation".

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


3.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2003 and 2002, the Company incurred net losses of $(784,050) and $(1,145,415), respectively, and had negative cash flows from operations of $(587,354) and $(801,327). Such losses and negative cash flows from operations have continued during the three months ended March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


3.   DISCONTINUED  OPERATIONS
     ------------------------

     Following is summary results of operations information for the Company's discontinued segments for the three months ended March 31, 2003:

     THREE MONTHS ENDED MARCH 31, 2003 SUMMARY RESULTS OF OPERATIONS INFORMATION
     ---------------------------------------------------------------------------

                                                                           TGK
                                                                        --------
     Service revenue                                                    $11,691
                                                                        --------
     Costs and expenses:
       Operating and general expenses                                     6,296
       Supplies and materials                                             6,183
       Depreciation expense                                               1,402
                                                                        --------

         Total costs and expenses                                        13,881
                                                                        --------

     Loss from discontinued operations                                  $(2,190)
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


5.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the quarter ended March 31, 2004, the Company received an investment of $122,000 from United Capital Group for preferred stock that has not yet been issued. The investment brings United Capital Group's total investment in unissued preferred stock to $708,874. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. During the quarter ended March 31, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6% and due March 11, 2005. This note is un-collateralized.

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

          In February 2003 and 2004, we participated in the Hi-Fi Show, a major electronics show hosted in Moscow. This show allowed us to demonstrate the capabilities of our VIP Systems(TM) to the Russian market. We started shipping VIP System(TM) products to our new dealers in Russia. As a result of extensive marketing efforts, we also established dealership in Riga, Latvia and Tallinn, Estonia; as well as signed an agreement with Chimmashexport (leading Russian export organization) to market our industrial product line through their marketing channels in the CIS countries. Currently, we are considering an additional dealership in UK, Romania, Turkey and Ukraine. Each of our dealers is obligated to purchase a demo system that could lead to more sales. We are actively developing marketing contacts in Europe and evaluating new sales/distribution avenues for our business model.

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

          During the second half of 2003 we have developed a state-of-the-art set-top box Home Entertainment Center. This device offers complete audio, video and home automation experience at a very affordable price. Set-top boxes are the fastest growing market for consumer electronic appliances with estimated (by Parks Associates) over 20 million units to be sold by 2008. At present time we submitted our new home entertainment device to several major US corporations for evaluation of possible joint market efforts.

          During spring 2004 we have successfully completed testing of our set-top box through Procter & Gamble Consumer Focus Group. This will enable us to market this device further to the Fortune 500 companies. We are currently working with Procter & Gamble to accept this device as a unique marketing tool for their products.

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

          To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including:

            -  The  House Beautiful Show in Houston, TX in April 2004

            -  The  HiFi  Show  in  Moscow,  Russia  in  February  2003 and 2004

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

            -  The  High-Tech  Home  2003  in  Moscow,  in  November  2003

            -  The  International  Builders  Show  in  Las  Vegas, NV in January
               2003

            -  The  NextGen  House  Project in Las Vegas, NV in January-February
               2003

            -  The  Electronic  House  Expo  in  Orlando,  FL  in  February
               2003

          We have attended the CeBIT show, one of the major European electronics shows in Hannover, Germany in March 2004, as a Member of the United States Department of Commerce Exhibitor's Pavilion. At the Show we had several meetings with prospective dealers from various countries. As a result of these meetings, we are currently in negotiations to open new dealerships in Europe and Middle East.

          We recently announced opening of the new dealership in Kazakhstan, an oil rich Republic in the Central Asian region. We believe that this will enable our company to introduce our product line to the region with outstanding potential in the future.

          Through our Moscow Dealer we recently got a contract with major Russian Trawl Fleet Company to install video surveillance system with teleconference capabilities. This unique combination will open a new market application for our product line. We believe that the final installation and testing for this pilot project will be completed by the end of June 2004.

          The Company recently awarded dealership to VIP Distribution LLC in New York, NY. This dealer with the state-of-the-art showroom in the center of Manhattan can bring good exposure for our products among upscale New York customers. As a result of our marketing activities in New York City, we received a contract to open a showroom in the luxury Oceana Avenue condominium complex in Brooklyn, NY with over 800 units in June 2004. This contract presents an outstanding marketing opportunity for our company.

          We have discontinued operation of all our web sites, with the exception of our 3D shopping mall, www.plazaroyal.com. Our web sites were once a central focus of our U.S. operation; however, we have changed our focus to home automation and we have shifted our resources to this promising technology.

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

          GOING  CONCERN  ISSUE

          Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $212,409 and $197,012 during the three months ended March 31, 2004 and 2003, respectively. We had negative cash flows from operations of $245,027 and $183,642 during the three months ended March 31, 2004 and 2003. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

            - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations

            - Our ability to acquire or internally develop viable businesses

            - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations

          As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2003 and 2002, indicating that substantial doubt exists about our ability to continue as a going concern.

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

          Recurring losses have resulted in an accumulative deficit of $8,026,903 at March 31, 2004, and $7,814,494 at December 31, 2003.
          Revenues from continuing operations for the three months ended March 31, 2004 were $23,907 compared to revenues of $62,599 for the three months ended March 31, 2003. The decrease in our revenue is a direct result of lower sales of our home automation systems. Losses in the three months ended March 31, 2004 and 2003 were attributable primarily to the early stage of our business. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

          COMPETITION

          There are approximately three major competitors that are presently in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete. We believe that VIP Systems(TM) is more integrated and has more functionality than other products on the home automation market. Comparing to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc., VIP Systems(TM) is more affordable for distributors and general public. All these factors give First Capital a competitive advantage in comparison with other similar products on the market, although we anticipate that the number of competitors will increase in the future.

          RESULTS  OF  OPERATIONS

          As of March 31, 2004, as part of our plan to transition out of the telecommunications business and to focus on home automation technology, we completed our divestiture of our four overseas subsidiaries as follows:

            - In September 2003, we sold TGK-Link back to the management, who agreed to return 50,000 shares of our common stock and pay $2,500 in cash.

            - In 2002, we sold Andevis AS back to the management, who agreed to return 254,270 shares of our common stock, to forego the exercise of their scheduled stock option and to retain 100,000 shares of the common stock we originally tendered to acquire Andevis as nominal consideration.

            - In 2002, we sold Anet Eesti to an independent third party for nominal consideration.

            - In 2002, we also decided not to exercise our option to acquire the remaining 49% of UAB Mediafon, and thereby, maintain our 51% interest in UAB Mediafon.

          Sale of subsidiaries allowed us to divest ourselves from the telecommunications business.


          THE THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

          During the three months ended March 31, 2004, our revenues from continuing operations were $23,907 as compared to $62,599 for the three months ended March 31, 2003.

          During the three months ended March 31, 2004, operating and general expenses increased by $33,079 or 19% up to $204,725 as compared to the three months ended March 31, 2003. This increase was the result of business development in our home automation business.

          Depreciation expense was insignificant in both the three months ended March 31, 2004 and 2003.

          During the three months ended March 31, 2004 and 2003 we had stock and option based compensation of $6,300 and $23,111 due to the issuance or sale of common stock at a below market prices. These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

          Research and development expense for the three months ended March 31, 2003 was $18,989 as a result of the emphasis on development of our VIP Systems(TM) in 2003.

          During the three months ended March 31, 2004, we had a net loss of $212,409 as compared to a net loss of $197,012 in the three months ended March 31, 2003.

          LIQUIDITY  AND  CAPITAL  RESOURCES

          As of March 31, 2004, we had cash resources of $42,375. We estimate that during three months ending June 30, 2004, our cash requirements will be approximately $150,000, or $50,000 per month. We do not presently believe that we will have positive cash flow from operations in 2004 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

          We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2004 if funds are available: $250,000 for continued development of our home automation business; and $100,000 for marketing expenses.

          During the three months ended March 31, 2004, we received approximately $120,000 in cash for unissued preferred stock.

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



                           PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

          During the three months ended March 31, 2004, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons was knowledgeable about the Company's operations and financial condition.

          During the three months ended March 31, 2004, we issued 35,000 shares of our common stock to our employees: 20,000 shares as a compensation for services and 15,000 shares for cash, totaling approximately $300 (the market value for these issuances ranged from $0.07 to $0.11 per share). These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

          During the three months ended March 31, 2004, we granted options to purchase up to 2,570,000 shares of common stock to our employees and directors. These options are immediately exercisable at an exercise price ranged from $0.03 to $0.12 per share and expire on February 17, 2005 and July 12, 2005. We valued this transaction at $4,900.

          During the three months ended March 31, 2004, we canceled options to purchase up to 4,950,000 shares of common stock to our employees, directors and investors due to current market conditions. Another option to purchase up to 300,000 shares of common stock to our investor has expired on March 3, 2004.

          These transactions were private placements made in reliance on Section 4(2) of the Act.


ITEM 5.   OTHER EVENTS

          The Board has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. At this time, the consideration of candidates for the Board of Directors is in the Board's discretion, which we believe is adequate based on the size of the Company and each current board member's qualifications.


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


          First Capital International, Inc.


          Date:  May 13, 2004     By:  /s/ Alex Genin
                                  Alex Genin
                                  Chief Executive Officer,
                                  Acting Chief Financial Officer