Form 10QSB
period 2004-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2004-08-16
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM          TO

                          COMMISSION FILE NO. 000-26271

                        FIRST CAPITAL INTERNATIONAL, INC.
              (Exact Name of Small Business Issuer in its Charter)

            DELAWARE                       3571                  76-0582435
(State or Other Jurisdiction of  Primary Standard Industrial  (I.R.S. Employer
 Incorporation or Organization)  Classification Code Number  Identification No.)

                           5120 WOODWAY
                            SUITE 9000
                          HOUSTON, TEXAS                             77056
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

Number of shares outstanding as of the close of business on August 16, 2004:

                   TITLE OF CLASS          NUMBER OF SHARES OUTSTANDING
          -------------------------------  ----------------------------
          Common Stock, $0.001 par value.           92,701,432

     Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                  PAGE(S)
                                                                  -------

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of June 30, 2004
    and December 31, 2003                                         F-3

  Unaudited Consolidated Condensed Statement of Operations for the three months and six months ended June 30, 2004 and 2003 F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the six months ended June 30, 2004                 F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the six months ended June 30, 2004 and 2003               F-6

Notes to Unaudited Consolidated Condensed Financial Statements    F-7

                           FIRST CAPITAL INTERNATIONAL, INC.
                               CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2004 AND DECEMBER 31, 2003
                                       __________

                                                               JUNE 30,      DECEMBER
                                                                 2004        31, 2003
     ASSETS                                                  (UNAUDITED)      (NOTE)
     ------                                                  ------------  ------------
Current assets:
  Cash and cash equivalents                                  $     2,393   $    38,859
  Accounts receivable                                             19,312         4,222
  Inventory                                                      132,762       136,558
                                                             ------------  ------------

    Total current assets                                         154,467       179,639

Office equipment, net                                                  -            23
                                                             ------------  ------------

      Total assets                                           $   154,467   $   179,662
                                                             ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable and current portion of long-term debt        $    91,531   $    87,273
  Notes payable to related parties                               326,293       207,291
  Book overdraft                                                   6,348             -
  Accounts payable and accrued liabilities                        37,858        70,422
                                                             ------------  ------------

    Total current liabilities                                    462,030       364,986

Long-term debt                                                     5,673         9,660
                                                             ------------  ------------

      Total liabilities                                          467,703       374,646
                                                             ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 92,711,432 and 92,376,432 shares issued
    and outstanding at June 30, 2004 and December 31, 2003,
    respectively                                                  92,711        92,376
  Additional paid-in capital                                   6,705,234     6,669,760
  Unissued preferred stock                                     1,007,874       866,874
  Unissued common stock                                           19,000             -
  Accumulated deficit                                         (8,128,555)   (7,814,494)
  Subscription receivable                                         (9,500)       (9,500)
                                                             ------------  ------------

      Total stockholders' deficit                               (313,236)     (194,984)
                                                             ------------  ------------

        Total liabilities and stockholders' deficit          $   154,467   $   179,662
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

                              FIRST CAPITAL INTERNATIONAL, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                          __________


                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           2004          2003          2004        2003  _
                                       ------------  ------------  ------------  ------------
Revenue:
  System Sales                         $   141,575   $   121,924   $   161,275   $   175,580
  Merchandise sales                          6,543         7,231        10,750        16,174
                                       ------------  ------------  ------------  ------------

    Total revenue                          148,118       129,155       172,025       191,754
                                       ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of systems                           63,066        61,628        73,267        96,915
  Cost of merchandise sold                   2,294         4,875         7,043        10,625
  Operating and general expenses           173,722       141,109       378,447       329,390
  Stock and option based compensation        7,860             -        14,160         6,476
  Research and development                       -         3,262             -        22,251
  Depreciation expense                           -           164            23           394
                                       ------------  ------------  ------------  ------------

    Total costs and expenses               246,942       211,038       472,940       466,051
                                       ------------  ------------  ------------  ------------

Loss from operations                       (98,824)      (81,883)     (300,915)     (274,297)
                                       ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                                3            37             5            79
  Interest expense                          (2,831)       (2,610)      (13,151)       (5,060)
                                       ------------  ------------  ------------  ------------

    Other income (expense), net             (2,828)       (2,573)      (13,146)       (4,981)
                                       ------------  ------------  ------------  ------------

Loss from continuing operations           (101,652)      (84,456)     (314,061)     (279,278)

Discontinued operations - Loss from
  operation of discontinued business
  segment                                        -        (1,590)            -        (3,780)
                                       ------------  ------------  ------------  ------------

Net loss                               $  (101,652)  $   (86,046)  $  (314,061)  $  (283,058)
                                       ============  ============  ============  ============

Basic and diluted net loss per
  common share:
  Continuing operations                $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
  Discontinued operations                        -         (0.00)            -         (0.00)
                                       ------------  ------------  ------------  ------------

    Net loss                           $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                       ============  ============  ============  ============


Weighted average shares outstanding     92,673,108    92,238,932    92,613,108    91,693,871
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

                                               FIRST CAPITAL INTERNATIONAL, INC.
                         UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                          __________


                                                                                                                      TOTAL
                                                   ADDITIONAL    UNISSUED   UNISSUED    SUBSCRIP-                     STOCK-
                                COMMON     STOCK     PAID-IN    PREFERRED    COMMON        TION       ACCUMULATED    HOLDERS
                                SHARES    AMOUNT     CAPITAL      STOCK       STOCK     RECEIVABLE      DEFICIT       EQUITY
                              ----------  -------  -----------  ----------  ---------  ------------  -------------  ----------

Balance at December 31, 2003  92,376,432  $92,376  $ 6,669,760  $  866,874  $       -  $    (9,500)  $ (7,814,494)  $(194,984)

Cash received for unissued
  preferred stock                      -        -            -     141,000          -            -              -     141,000

Cash received for unissued
  common stock                         -        -            -           -     19,000            -              -      19,000

Common stock issued for cash
  and services of $2,760         265,000      265       24,145           -          -            -              -      24,410

Common stock issued for
  services                        70,000       70        4,829           -          -            -              -       4,899

Compensatory stock options
  issued to officers and
  employees                            -        -        6,500          --          -            -              -       6,500

Net loss                               -        -            -           -          -            -       (314,061)   (314,061)
                              ----------  -------  -----------  ----------  ---------  ------------  -------------  ----------

Balance at June 30, 2004      92,711,432  $92,711  $ 6,705,234  $1,007,874  $  19,000  $    (9,500)  $ (8,128,555)  $(313,236)
                              ==========  =======  ===========  ==========  =========  ============  =============  ==========


                                     The accompanying notes are an integral part of these
                                    unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   __________


                                                         JUNE 30,    JUNE 30,
                                                           2004        2003
                                                        ----------  ----------
Cash flows from operating activities:
  Net loss                                              $(314,061)  $(283,058)
  Adjustment to reconcile net loss to net cash used in
    operating activities                                  (23,328)     12,142
                                                        ----------  ----------

    Net cash used in continuing operations               (337,389)   (270,916)
    Net cash provided by (used in) discontinued
      operations                                                -        (252)
                                                        ----------  ----------

      Net cash used in operating activities              (337,389)   (271,168)
                                                        ----------  ----------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt          131,308     131,308
  Proceeds from sale of common and preferred stock        181,650     118,700
  Payments on notes payable and long-term debt            (12,035)     (8,582)
                                                        ----------  ----------

    Net cash provided by continuing operations            300,923     241,426
    Net cash used in discontinued operations                    -           -
                                                        ----------  ----------

      Net cash provided by financing activities           300,923     241,426
                                                        ----------  ----------

Effects of exchange rate changes on cash:
  Continuing operations                                         -           -
  Discontinued operations                                       -         942
                                                        ----------  ----------

    Total effect of exchange rate changes on cash               -         942
                                                        ----------  ----------

Net decrease in cash and cash equivalents                 (36,466)    (28,800)

Cash and cash equivalents, beginning of period             38,859      70,422
                                                        ----------  ----------

Cash and cash equivalents, end of period                $   2,393   $  41,622
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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the respective full years.

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


3.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2003 and 2002, the Company incurred net losses of $(784,050) and $(1,145,415), respectively, and had negative cash flows from operations of $(587,354) and $(801,327). Such losses and negative cash flows from operations have continued during the three months ended June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


3.   DISCONTINUED  OPERATIONS
     ------------------------

     Following is summary results of operations information for the Company's discontinued segments for the three months and six months ended June 30, 2003:

                                         THREE MONTHS    SIX MONTHS
                                        --------------  ------------

     Service revenue                    $      11,674   $    23,365
                                        --------------  ------------

     Costs and expenses:
       Operating and general expenses           5,862        12,182
       Supplies and materials                   5,999        12,158
       Depreciation expense                     1,403         2,805
                                        --------------  ------------

         Total costs and expenses              13,264        27,145
                                        --------------  ------------

     Loss from discontinued operations  $      (1,590)  $    (3,780)
                                        ==============  ============

                        FIRST CAPITAL INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


4.   FEDERAL INCOME TAXES
     --------------------

     The difference between the 34% federal statutory income tax rate shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


5.   STOCKHOLDERS' EQUITY
     --------------------

     During the six months ended June 30, 2004, the Company received an investment of $141,000 from United Capital Group for preferred stock that has not yet been issued. The investment brings United Capital Group's total investment in unissued preferred stock to $727,874. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. During the six months ended June 30, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6% and due March 11, 2005. This note is un-collateralized.

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

          STOCK-BASED  COMPENSATION

          We recognize stock-based compensation costs for our stock based employee compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option. Because we issue a significant number of stock options to employees, use of the intrinsic value method of accounting for stock based compensation reduces the compensation expense that is reflected in our financial statements as compared to the fair value based method encouraged by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation".

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

          References to First Capital International, Inc. in this Form 10-QSB include First Capital International, Inc. and our wholly-owned subsidiaries, as follows:

               -    VIP  Systems,  Inc.  (a  home  automation  firm);  and

               -    Ranger  Car  Care  Corporation  (now  dormant).


          INTRODUCTION

          First Capital International, Inc. is engaged in the development, production and sale of remote management control, home automation and video surveillance systems; and it is our intent to grow through the continued development and marketing of this new and innovative technology.

          In  October  2001,  we  filed  a  US  patent  application  for our VIP
          Systems(TM) with fully integrated software/hardware and began assembling units for Beta testing. On September 30, 2003, we received Patent # US 6,628,510 for our VIP Systems(TM).

          In February 2003 and 2004, we participated in the Hi-Fi Show, a major electronics show hosted in Moscow. This show allowed us to demonstrate the capabilities of our VIP Systems(TM) to the Russian market. We started shipping VIP System(TM) products to our new dealers in Russia. As a result of extensive marketing efforts, we also established dealership in Riga, Latvia and Tallinn, Estonia. We also signed an agreement with Chimmashexport (the leading Russian export organization) to market our industrial product line through their marketing channels in the CIS countries. Currently, we are considering an additional dealership in UK, Romania, Turkey and Ukraine. Each of our dealers is obligated to purchase a demo system that could lead to more sales. We are actively developing marketing contacts in Europe and evaluating new sales/distribution avenues for our business model.

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

          During the second half of 2003, we developed a state-of-the-art set-top box Home Entertainment Center. This device offers complete audio, video and home automation experience at a very affordable price. Set-top boxes are the fastest growing market for consumer electronic appliances with over 20 million units estimated to be sold by 2008 (estimated by Parks Associates). We have also submitted our new home entertainment device to several major U.S. corporations for evaluation of possible joint market efforts.

          During Spring 2004, we successfully completed testing of our set-top box through Procter & Gamble Consumer Focus Group. This will enable us to market this device further to Fortune 500 companies. We are currently working with Procter & Gamble to accept this device as a unique marketing tool for their products. Also during Spring 2004, we successfully completed several video surveillance installations in the restaurant/bar sector of the market, as well as one of the Houston's Marriott Hotel locations.

          We also developed an Industrial Security Solution ("Solution") for complex industrial projects including projects related to the oil and gas industry. This Solution allows a client to monitor remote sites, record events on video and exercise full control over any power units at the industrial site. The defense system can also be used as an anti-terrorist device to preclude unauthorized use of important industrial equipment in case of a takeover attempt. We believe that this Solution can be marketed through government agencies, as well as major industrial companies. At the present time, we are looking into possible alliances in order to market this product worldwide.

          We have filed an application for a patent with the U.S. Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS"). This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship. Currently, we are preparing a pilot project to demonstrate this technology. This pilot project will be presented in cooperation with the Port of Houston Authorities and the U.S. Coast Guard. We believe that the success of this installation will open new and exciting opportunities for us worldwide.

          To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including:

               -    The  House Beautiful Show in Houston, TX in April 2004;

               -    The  HiFi  Show  in  Moscow,  Russia  in  February  2003 and
                    2004;

               - The Houston Home and Garden Show in February 2003, October 2003 and February 2004;

               -    The  CES  Show  in  Las  Vegas,  NV  in  January  2003  and
                    2004;

               -    The  EHX  Show  in  Long  Beach,  CA  in  November  2003;

               -    The  High-Tech  Home  2003  in  Moscow,  in  November  2003;

               -    The  International  Builders  Show  in  Las  Vegas, NV in
                    January 2003;

               - The NextGen House Project in Las Vegas, NV in January-February 2003; and

               -    The  Electronic  House  Expo  in  Orlando,  FL  in  February
                    2003;

          In March 2004, we attended the CeBIT show, one of the major European electronics shows in Hannover, Germany, as a Member of the United States Department of Commerce Exhibitor's Pavilion. At this show, we had several meetings with prospective dealers from various countries. As a result of these meetings, we are currently in negotiations to open new dealerships in Europe and Middle East.

          We recently announced the opening of a new dealership in Kazakhstan, an oil rich republic in the Central Asian region. We believe that this will enable our company to introduce our product line to the region with outstanding potential in the future.

          Through our Moscow Dealer, we recently got a contract with the Russian Trawl Fleet Company, to install video surveillance system with teleconference capabilities at their headquarters. This unique combination will likely open a new market application for our product line. We have successfully completed this installation and currently considering several other projects with the Russian Trawl Fleet Company.

          We recently awarded a dealership to VIP Distribution LLC in New York, New York. This dealer has a state-of-the-art showroom in the center of Manhattan which can provide exposure for our products among upscale
          New York customers. As a result of our marketing activities in New York City, in June 2004, we received a contract to open a showroom in the luxurious 800-unit Oceana Avenue condominium complex in Brooklyn, New York. This contract presents an outstanding marketing opportunity for us.

          We have discontinued operation of all our web sites, with the exception of our 3D shopping mall, www.plazaroyal.com. Our web sites were once a central focus of our U.S. operation; however, we have changed our focus to home automation and we have shifted our resources to this potentially promising technology.


          ANALYSIS OF FINANCIAL CONDITION

          We currently plan to increase the number of our employees. Expansion of our work force and support of our current operations will be financed from the sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.

          GOING CONCERN ISSUE

          Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $314,061 and $283,058 during the six months ended June 30, 2004 and 2003, respectively. We also had negative cash flows from operations of $337,389 and $271,168 during the six months ended June 30, 2004 and 2003, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

               - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

               - Our ability to acquire or internally develop viable businesses; and

               - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations.

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

          Recurring losses have resulted in an accumulative deficit of $8,128,555 at June 30, 2004, and $7,814,494 at December 31, 2003.
          Revenues from continuing operations for the three months ended June 30, 2004 were $148,118 compared to revenues of $129,155 for the three months ended June 30, 2003. The increase in revenue is a direct result of slightly higher sales of our home automation systems. Losses in the three months ended June 30, 2004 and 2003 were attributable primarily to the early stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

          COMPETITION

          There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete in this market. We believe that VIP Systems(TM) is more integrated and has more functionality than other products currently in the home automation market. VIP Systems(TM) is more affordable for distributors and the general public, compared to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc. Management believes these factors give us a competitive advantage in comparison with other similar products on the market, although we anticipate that the number of competitors will increase in the future.


          RESULTS  OF  OPERATIONS

          As of June 30, 2004, as part of our plan to transition out of the telecommunications business and to focus on home automation technology, we completed our divestiture of our four overseas subsidiaries as follows:

               - In September 2003, we sold TGK-Link back to the management, who agreed to return 50,000 shares of our common stock and pay $2,500 in cash;

               - In 2002, we sold Andevis AS ("Andevis") back to its management, in exchange for their agreement to return 254,270 shares of our common stock, to forego the exercise of their scheduled stock option and to retain 100,000 shares of the common stock we originally tendered to acquire Andevis;

               - In 2002, we sold Anet Eesti to an independent third party for nominal consideration; and

               - In 2002, we also decided not to exercise our option to acquire the remaining 49% of UAB Mediafon, and thereby, maintain our 51% interest in UAB Mediafon.

          The sale of these subsidiaries has allowed us to divest ourselves from the telecommunications sector of our business.


          THE THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

          During the three months ended June 30, 2004, our revenues from continuing operations were $148,118 as compared to $129,155 for the three months ended June 30, 2003.

          During the three months ended June 30, 2004, operating and general expenses increased by $32,613 or 23% to $173,722 as compared to the three months ended June 30, 2003. This increase was the result of business development efforts in our home automation business.

          Depreciation expense was insignificant in the three months ended June 30, 2004 and 2003.

          During the three months ended June 30, 2004, we had stock and option based compensation of $7,860 as compared to $0 in the three months ending June 30, 2003. The increase was the result of the issuance or sale of common stock at below-market prices to consultants and vendors and the issuance of compensatory stock options. The sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

          During the three months ended June 30, 2004, we had research and development expense of $0 as compared to $3,262 for the three months ended June 30, 2003. This reflects our emphasis on development of our VIP Systems(TM) in 2003.

          During the three months ended June 30, 2004, we had a net loss of $101,652 as compared to a net loss of $86,046 in the three months ended June 30, 2003.

          THE SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

          During the six months ended June 30, 2004, our revenues from continuing operations were $172,025 as compared to $191,754 for the six months ended June 30, 2003.

          During the six months ended June 30, 2004, operating and general expenses increased by $49,057 or 15% to $378,447 as compared to the six months ended June 30, 2003. This increase was the result of business development in our home automation business.

          Depreciation expense was insignificant in both the six months ended June 30, 2004 and 2003.

          During the six months ended June 30, 2004 and 2003 we had stock and option based compensation of $14,160 and $6,476 due to the issuance or sale of common stock at a below market prices consultants and vendors and the issuance of compensatory stock options. The sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

          Research and development expense for the six months ended June 30, 2004 was $0, as compared to $22,251 for the six months ended June 30, 2003. This was a result of the emphasis on development of our VIP Systems(TM) in 2003.

          During the six months ended June 30, 2004, we had a net loss of $314,061 as compared to a net loss of $283,058 in the six months ended June 30, 2003.


          LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2004, we had cash resources of $2,393. We estimate that during three months ending September 30, 2004, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We do not presently believe that we will have positive cash flow from operations in 2004 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations is adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

          We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2004 if funds are available: $250,000 for continued development of our home automation and video security business and $100,000 for marketing expenses.

          During the three months ended June 30, 2004, we received $19,000 in cash for unissued preferred stock, and $19,000 in cash for unissued common stock.

          During the six months ended June 30, 2004, the Company received an investment of $141,000 from United Capital Group for preferred stock that has not yet been issued. That includes $19,000 that was received during the three months ended June 30, 2004. The investment brings United Capital Group's total investment in unissued preferred stock to $727,874. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. During the six months ended June 30, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6% and due March 11, 2005. This note is un-collateralized.


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


                           PART II - OTHER INFORMATION


ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the three months ended June 30, 2004, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons was knowledgeable about the Company's operations and financial condition.

          During the three months ended June 30, 2004, we issued 300,000 shares of our common stock to our vendors and investors as follows:
          50,000 shares as a compensation for services and 250,000 shares for cash, totaling approximately $23,000 (the market value for these issuances ranged from $0.06 to $0.07 per share). These sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

          During the three months ended June 30, 2004, we granted options to purchase up to 200,000 shares of common stock to investors. These options are immediately exercisable at an exercise price ranged from $0.055 to $0.06 per share and expire on April 30, 2005 and June 7, 2005. We valued this transaction at $1,500.

          During the three months ended June 30, 2004, 10,000 shares of common stock were returned to us and remain in our Treasury.


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


          First Capital International, Inc.


          Date:  August 16, 2004     By:  /s/ Alex Genin
                                    Alex Genin
                                    Chief Executive Officer and
                                    Acting Chief Financial Officer