Form 10QSB
period 2004-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2004-11-15
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

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

Number of shares outstanding as of the close of business on November 12, 2004:

           TITLE OF CLASS                       NUMBER OF SHARES OUTSTANDING
  -------------------------------               ----------------------------
  Common Stock, $0.001 par value.                       92,843,098

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3.  Controls and Procedures

                         PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                        FIRST CAPITAL INTERNATIONAL, INC.

                                TABLE OF CONTENTS
                                   __________


                                                                    PAGE(S)
                                                                    -------

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of September 30, 2004
    and December 31, 2003                                             F-3

  Unaudited Consolidated Condensed Statement of Operations for the
    three months and nine months ended September 30, 2004 and 2003    F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the nine months ended September 30, 2004               F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the nine months ended September 30, 2004 and 2003             F-6

Notes to Unaudited Consolidated Condensed Financial Statements        F-7

                           FIRST CAPITAL INTERNATIONAL, INC.

                               CONSOLIDATED BALANCE SHEET

                        SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                       __________


                                                              SEPTEMBER      DECEMBER
                                                               30, 2004      31, 2003
     ASSETS                                                  (UNAUDITED)      (NOTE)
     ------                                                  ------------  ------------
Current assets:
  Cash and cash equivalents                                  $     9,399   $    38,859
  Accounts receivable                                             21,196         4,222
  Inventory                                                      129,197       136,558
                                                             ------------  ------------

    Total current assets                                         159,792       179,639

Office equipment, net                                                  -            23
                                                             ------------  ------------

      Total assets                                           $   159,792   $   179,662
                                                             ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable and current portion of long-term debt        $    96,392   $    87,273
  Notes payable to related parties                               445,782       207,291
  Book overdraft                                                   2,181             -
  Accounts payable and accrued liabilities                        51,491        70,422
                                                             ------------  ------------

    Total current liabilities                                    595,846       364,986

Long-term debt                                                     1,673         9,660
                                                             ------------  ------------

      Total liabilities                                          597,519       374,646
                                                             ------------  ------------

Commitments and contingencies

Stockholders' deficit:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 92,843,098 and 92,376,432 shares issued
    and outstanding at June 30, 2004 and December 31, 2003,
    respectively                                                  92,843        92,376
  Additional paid-in capital                                   6,719,702     6,669,760
  Unissued common and preferred stock                          1,026,874       866,874
  Accumulated deficit                                         (8,267,646)   (7,814,494)
  Subscription receivable                                         (9,500)       (9,500)
                                                             ------------  ------------

      Total stockholders' deficit                               (437,727)     (194,984)
                                                             ------------  ------------

        Total liabilities and stockholders' deficit          $   159,792   $   179,662
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

                        FIRST CAPITAL INTERNATIONAL, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   __________


                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                       ------------  ------------  ------------  ------------
                                           2004          2003          2004         2003
                                       ------------  ------------  ------------  ------------
Revenue:
  System sales                         $   117,390   $    20,788   $   278,665   $   196,368
  Merchandise sales                          6,609         8,576        17,359        24,750
                                       ------------  ------------  ------------  ------------

    Total revenue                          123,999        29,364       296,024       221,118
                                       ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of systems                           22,173        12,852        95,440       109,767
  Cost of merchandise sold                   1,315         4,802         8,358        15,427
  Operating and general expenses           229,343       183,478       607,790       512,868
  Stock and option based compensation          600         4,500        14,760        10,976
  Research and development                       -         5,386             -        27,637
  Depreciation expense                           -            75            23           469
                                       ------------  ------------  ------------  ------------

    Total costs and expenses               253,431       211,093       726,371       677,144
                                       ------------  ------------  ------------  ------------

Loss from operations                      (129,432)     (181,729)     (430,347)     (456,026)
                                       ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                                2            15             7            94
  Interest expense                          (9,661)       (7,315)      (22,812)      (12,375)
                                       ------------  ------------  ------------  ------------

    Other income (expense), net             (9,659)       (7,300)      (22,805)      (12,281)
                                       ------------  ------------  ------------  ------------

Loss from continuing operations           (139,091)     (189,029)     (453,152)     (468,307)
                                       ------------  ------------  ------------  ------------

Discontinued operations:
  Loss from disposal of discontinued
    business segment                             -        (2,106)            -        (2,106)

  Loss from operation of discontinued
    business segment                             -        (2,383)            -        (6,163)
                                       ------------  ------------  ------------  ------------

Loss from discontinued operations                -        (4,489)            -        (8,269)
                                       ------------  ------------  ------------  ------------

Net loss                               $  (139,091)  $  (193,518)  $  (453,152)  $  (476,576)
                                       ============  ============  ============  ============

Basic and diluted net loss per
  common share:
  Continuing operations                $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
  Discontinued operations                        -             -             -         (0.00)
                                       ------------  ------------  ------------  ------------

    Net loss                           $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                       ============  ============  ============  ============


Weighted average shares outstanding     92,614,549    92,288,932    92,613,108    91,892,225
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

                                          FIRST CAPITAL INTERNATIONAL, INC.

                     UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                    __________


                                                                         UNISSUED                                   TOTAL
                                                           ADDITIONAL   COMMON AND    SUBSCRIP-                     STOCK-
                                      COMMON      STOCK      PAID-IN     PREFERRED       TION       ACCUMULATED    HOLDERS
                                      SHARES      AMOUNT     CAPITAL       STOCK      RECEIVABLE      DEFICIT       EQUITY
                                    -----------  --------  -----------  -----------  ------------  -------------  ----------

Balance at December 31, 2003        92,376,432   $92,376   $ 6,669,760  $   866,874  $    (9,500)  $ (7,814,494)  $(194,984)

Common stock voluntarily returned
  to treasury and cancelled            (10,000)      (10)           10            -            -              -           -

Cash received for unissued common
  and preferred stock                        -         -             -      160,000            -              -     160,000

Common stock issued for cash and
  services of $16,760                  396,666       397        38,013            -            -              -      38,410

Common stock issued for services        80,000        80         5,419            -            -              -       5,499

Compensatory stock options
  issued to officers and employees           -         -         6,500            -            -              -       6,500

Net loss                                     -         -             -            -            -       (453,152)   (453,152)
                                    -----------  --------  -----------  -----------  ------------  -------------  ----------

Balance at September 30, 2004       92,843,098   $92,843   $ 6,719,702  $ 1,026,874  $    (9,500)  $ (8,267,646)  $(437,727)
                                    ===========  ========  ===========  ===========  ============  =============  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                              FIRST CAPITAL INTERNATIONAL, INC.

                   UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                        __________


                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                2004             2003
                                                           ---------------  ---------------
Cash flows from operating activities:
  Net loss                                                 $     (453,152)  $     (476,576)
  Adjustment to reconcile net loss to net cash used in
    operating activities                                          (11,581)          15,933
                                                           ---------------  ---------------

    Net cash used in continuing operations                       (464,733)        (460,643)
    Net cash used in discontinued operations                            -             (252)
                                                           ---------------  ---------------

      Net cash used in operating activities                      (464,733)        (460,895)
                                                           ---------------  ---------------

Cash flows from investing activities:
  Cash received (surrendered) upon sale or disposal
    of businesses                                                       -            1,000
                                                           ---------------  ---------------

    Net cash used in continuing operations                              -                -
    Net cash used in discontinued operations                            -            1,000
                                                           ---------------  ---------------

      Net cash provided by (used in) investing activities               -            1,000
                                                           ---------------  ---------------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt                  239,623          131,308
  Proceeds from sale of common and preferred stock                195,650          275,150
  Payments on notes payable and long-term debt                          -          (12,647)
                                                           ---------------  ---------------

    Net cash provided by continuing operations                    435,273          393,811
    Net cash used in discontinued operations                            -                -
                                                           ---------------  ---------------

      Net cash provided by financing activities                   435,273          393,811
                                                           ---------------  ---------------

Effects of exchange rate changes on cash:
  Continuing operations                                                 -                -
  Discontinued operations                                               -              942
                                                           ---------------  ---------------

    Total effect of exchange rate changes on cash                       -              942
                                                           ---------------  ---------------

Net increase (decrease) in cash and cash equivalents              (29,460)         (65,142)

Cash and cash equivalents, beginning of period                     38,859           70,422
                                                           ---------------  ---------------

Cash and cash equivalents, end of period                   $        9,399   $        5,280
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

                        FIRST CAPITAL INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the respective full years.

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

     REVENUE  RECOGNITION

     We generate revenue from two major sources: merchandise sales over the internet and VIP Systems(TM) sales. Internet merchandise sales are recognized at the time the merchandise is shipped from our facility. Revenue from VIP Systems(TM) sales is recognized at the time of delivery to the customer.

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

                        FIRST CAPITAL INTERNATIONAL, INC.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


3.   GOING CONCERN CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2003 and 2002, the Company incurred net losses of $(784,050) and $(1,145,415), respectively, and had negative cash flows from operations of $(587,354) and $(801,327). Such losses and negative cash flows from operations have continued during the nine months ended September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


3.   DISCONTINUED  OPERATIONS
     ------------------------

     Following is summary results of operations information for the Company's discontinued segments for the three months and nine months ended September 30, 2003:

                                         THREE MONTHS    NINE MONTHS
                                        --------------  -------------

     Service revenue                    $       8,949   $     32,314
                                        --------------  -------------

     Costs and expenses:
       Operating and general expenses           4,201         19,012
       Supplies and materials                   6,854         16,383
       Depreciation expense                       277          3,082
                                        --------------  -------------

         Total costs and expenses              11,332         38,477
                                        --------------  -------------

     Loss from discontinued operations  $      (2,383)  $     (6,163)
                                        ==============  =============

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


5.   STOCKHOLDERS' EQUITY
     --------------------

     During the nine months ended September 30, 2004, the Company received an investment of $160,000 from United Capital Group for preferred stock that has not yet been issued. The investment brings United Capital Group's total investment in unissued preferred stock to $746,874. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. During the nine months ended September 30, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6% and due March 11, 2005. This note is un-collateralized.

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

     We recently awarded a dealership to VIP Distribution LLC in New York, New York. This dealer has a state-of-the-art showroom in the center of Manhattan which can provide exposure for our products among upscale New York customers. As a result of our marketing activities in New York City, in June 2004, we received a contract to open a showroom in the luxurious 800-unit Oceana Avenue condominium complex in Brooklyn, New York. This contract presents an outstanding marketing opportunity for us. Our dealers in New York are actively marketing our systems to the hotel industry and commercial developers.

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

     We have filed an application for a patent with the U.S. Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS") with Active Control Link. This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship. In cooperation with US Coastguard and the Port of Houston Authorities, we successfully completed the pilot project and installed a Marine Security System on one of the MARAD's military Ro-Ro vessels at the Port of Houston. The presentation of this technology was held on October 12, 2004 at the Port of Houston facilities. This event was covered by media and attended by the Houston Diplomatic Corp.

     On October 13, 2004, we signed a Joint Marketing/NDA Agreement with TRC Security, LP (TRC), a leading U.S. provider of technical, engineering, and risk management services to government and private industry. This agreement will allow VIP Systems to participate in TRC's proposals and provide video surveillance expertise for the project.

     As a result of our Marine Security Presentation, we received a request for proposal jointly with TRC Security, LP to evaluate strategic points of security from the Republic of Angola, utilizing VIP Systems(TM) technology. Currently this proposal is under consideration by the Government of the Republic of Angola.

     Partnering with TRC, we are planning to penetrate Port Security market in Eastern Europe and Russia. We are currently putting together the infrastructure and conducting consultations with TRC on the strategic plans. We believe that our joint marketing efforts with TRC will bring a substantial revenue growth in the video security market segment.

     Through our Moscow dealer, we recently got a contract with the Russian Trawl Fleet Company, to install video surveillance system with teleconference capabilities at their headquarters. This unique combination will likely open a new market application for our product line. We have successfully completed this installation and are currently considering several other projects with the Russian Trawl Fleet Company.

     In October 2004, we received a contract from Trammell Crow Company, one of the largest US real estate developers, to install a pilot video surveillance system. Upon successful installation, we believe the Company will have an opportunity to negotiate a large regional contract for Trammell Crow's commercial buildings and multifamily developments.

     We are actively bidding on several hi-rise condominium projects in Houston and Galveston Area, as well as a condominium complex in Toronto, Canada. These projects, if approved, can substantially increase our revenue stream.

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


     ANALYSIS  OF  FINANCIAL  CONDITION

     We currently have 13 employees and are planning to increase the number of our employees as needed. Expansion of our work force and support of our current operations will be financed from the sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.

     GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $453,152 and $476,576 during the nine months ended September 30, 2004 and 2003, respectively. We also had negative cash flows from operations of $464,733 and $460,895 during the nine months ended September 30, 2004 and 2003, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

     Our ability to achieve profitability depends on our ability to successfully develop and market Home Automation and Video Security technology. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with our operations.

     Recurring losses have resulted in an accumulative deficit of $8,267,646 at September 30, 2004, and $7,814,494 at December 31, 2003. Revenues from continuing operations for the three months ended September 30, 2004 were $123,999 compared to revenues of $29,364 for the three months ended September 30, 2003. The increase in revenue is a direct result of slightly higher sales of our home automation and video security systems. Losses in the three months ended September 30, 2004 and 2003 were attributable primarily to the early stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

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


     RESULTS OF OPERATIONS

     By the end of 2003, as part of our plan to transition out of the telecommunications business we have completed our divestiture of our four overseas subsidiaries as follows:

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


     THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     During the three months ended September 30, 2004, our revenues from continuing operations were $123,999 as compared to $29,364 for the three months ended September 30, 2003.

     During the three months ended September 30, 2004, operating and general expenses increased by $45,865 or 25% to $229,343 as compared to the three months ended September 30, 2003. This increase was the result of business development efforts in our home automation business.

     Depreciation expense was insignificant in the three months ended September 30, 2004 and 2003.

     During the three months ended September 30, 2004, we had stock and option based compensation of $600 as compared to $4,500 in the three months ended September 30, 2003. The decrease was the result of decrease in the issuance or sale of common stock at below-market prices to consultants and vendors and the decrease in issuance of compensatory stock options. The sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the three months ended September 30, 2004, we had research and development expense of $0 as compared to $5,386 for the three months ended September 30, 2003. This reflects our emphasis on development of our VIP Systems(TM) in 2003.

     During the three months ended September 30, 2004, we had a net loss of $139,091 as compared to a net loss of $193,518 in the three months ended September 30, 2003.

     THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     During the nine months ended September 30, 2004, our revenues from continuing operations were $296,024 as compared to $221,118 for the nine months ended September 30, 2003.

     During the nine months ended September 30, 2004, operating and general expenses increased by $94,922 or 19% to $607,790 as compared to the nine months ended September 30, 2003. This increase was the result of business development in our home automation/video security business.

     Depreciation expense was insignificant in both the nine months ended September 30, 2004 and 2003.

     During the nine months ended September 30, 2004 and 2003 we had stock and option based compensation of $14,760 and $10,976 due to the issuance or sale of common stock at a below market prices to consultants and vendors and the issuance of compensatory stock options. The sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     Research and development expense for the nine months ended September 30, 2004 was $0, as compared to $27,637 for the nine months ended September 30, 2003. This was a result of the emphasis on development of our VIP Systems(TM) in 2003.

     During the nine months ended September 30, 2004, we had a net loss of $453,152 as compared to a net loss of $476,576 in the nine months ended September 30, 2003.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2004, we had cash resources of $9,399. We estimate that during three months ending December 31, 2004, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We do not presently believe that we will have positive cash flow from operations in 2004 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations is adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2004 if funds are available: $250,000 for continued development of our home automation and video security business and $100,000 for marketing expenses.

     During the three months ended September 30, 2004, we received $19,000 in cash for unissued preferred stock.

     During the nine months ended September 30, 2004, the Company received an investment of $160,000 from United Capital Group for preferred stock that has not yet been issued. The investment brings United Capital Group's total investment in unissued preferred stock to $746,874. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. During the nine months ended September 30, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6% and due March 11, 2005. This note is un-collateralized.

     We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

ITEM 3. CONTROLS AND PROCEDURES

     Alex Genin, our Chief Executive Officer and Acting Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2004, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in
     Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons was knowledgeable about the Company's operations and financial condition.

     During the three months ended September 30, 2004, we issued 141,666 shares of our common stock to our employees and investors as follows: 10,000 shares as a compensation for services to 2 employees and 131,666 shares for cash, totaling approximately $14,000 that was paid in June 2004 (the market value for these issuances ranged from $0.06 to $0.07 per share). These sales resulted in $600 charge to compensation expense for the difference between the sales price and the market price at the date of sale.


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


     First Capital International, Inc.


     Date:  November  12,  2004           By:  /s/ Alex Genin
                                          Alex Genin
                                          Chief Executive Officer and
                                          Acting Chief Financial Officer