Form 10KSB
period 2004-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2005-04-14
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004
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

Check  whether  the  issuer:  (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2004 were $363,195. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at April 11, 2005, was $2,363,163. As of April 11, 2005, there were 93,593,098 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.     Description of Business                                            3

Item 2.     Properties                                                         9

Item 3.     Legal Proceedings                                                  9

Item 4.     Submission of Matters to a Vote of Security Holders                9

                                    PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Small Business Issuer's Purchases of Equity
            Securities                                                        10

Item 6.     Management's Discussion and Analysis or Plan of Operation         11

Item 7.     Financial Statements                                              16
                                                                         and F-1

Item 8.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          16

Item 8A.    Controls and Procedures                                           16

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of The Exchange Act        17

Item 10.    Executive Compensation                                            18

Item 11.    Security Ownership of Certain Beneficial Owners,
            Management and Related Stockholder Matters                        20

Item 12.    Certain Relationships and Related Transactions                    21

Item 13.    Exhibits                                                          22

Item 14.    Principal Accountant Fees and Services                            22

SIGNATURES

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

References to First Capital International, Inc. in this Form 10-KSB include First Capital International, Inc. and our wholly-owned subsidiaries, as follows:

  -  VIP Systems, Inc., which is a home automation firm.

  -  Ranger Car Care Corporation, which is dormant.


     INTRODUCTION

First Capital International, Inc. is engaged in the development, production and sale of remote management control, home automation and video surveillance systems. It is our intent to grow through the continued development and marketing of this new and innovative technology.

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

In January 2004, we awarded a dealership to VIP Distribution LLC in New York, New York. This dealer has a state-of-the-art showroom in the center of Manhattan which can provide exposure for our products among upscale New York customers. As a result of our marketing activities in New York City, in June 2004, we received a contract to open a showroom in the luxurious 800-unit Oceana Avenue condominium complex in Brooklyn, New York. This contract presents an outstanding marketing opportunity for us. Our dealers in New York are actively marketing our systems to the hotel industry and commercial developers.

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

In April 2004, through our Moscow dealer, we obtained a contract with the Russian Trawl Fleet Company, to install video surveillance system with teleconference capabilities at their headquarters. This unique combination will likely open a new market application for our product line. We have successfully completed this installation and are currently considering several other projects with the Russian Trawl Fleet Company.

We signed a contract with A/O Topaz, one of the leading alcoholic beverage producers in Russia, to install a fully integrated video surveillance system throughout their production facilities in Russia. The first installation will be completed in April 2005. We expect to work with this group to integrate other features offered by VIP Systems.

In October 2004, we received a contract from Trammell Crow Company, one of the largest US real estate developers, to install a pilot video surveillance system. We successfully completed this installation in December 2004. At present we are trying to negotiate a large regional contract for Trammell Crow's commercial buildings and multifamily developments.

We are actively bidding on several hi-rise condominium projects in Houston and Galveston Area, as well as a condominium complex in Toronto, Canada. These projects, if approved, can substantially increase our revenue stream.

To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including:

     -    US Homeland Security Exhibit in Washington, DC in March 2005;

     -    US Trade Mission and exhibit in Moscow, Russia in February 2005;

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


     BUSINESS ACTIVITIES

We are a home automation technology company. During 2001, we began transitioning from our US-based Internet and telecommunications business model to the home automation technology business model by developing a new home automation product, VIP Systems(TM), which represents a complete unit with home control functions. The technology also has an industrial application.

     FOREIGN OPERATIONS

Until recently, much of our target market was in Eastern and Central Europe, particularly Estonia. In September 2003 we sold our last Estonian subsidiary - TGK-Link AS back to TGK's management. Therefore, our exposure to political risks related to foreign operations is minimal.

     EMPLOYEES

As of April 11, 2005, we had 15 employees. No employees are represented by a union. We believe that our employee relations are good.

MORE ABOUT US

Our principal executive offices are located at 5120 Woodway, Suite 9000, Houston, Texas 77056; voice: (713) 629-4866 fax: (713) 629-4913. Our corporate web  site  is  at  www.FirstCap.net.

Our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI.OB". Our shares are also listed on the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra in Germany. Xetra is an Electronic Trading Exchange in Germany. All market participants, both in Germany and abroad, have equal access to the trading platform - regardless of their geographic location. On Xetra, all of approx. 5,500 equities listed on FWB, the Frankfurt Stock Exchange, are tradable. Xetra is opened for trading from 9.00 a.m. to 8.00 p.m.

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

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                     PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES

In the U.S., our common stock is traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCAI.OB". In Europe, our common stock is listed on the Berlin Stock Exchange, Frankfurt Stock Exchange and Xetra in Germany. The following table sets forth the reported high and low closing prices for our common stock.

QUARTER ENDED            HIGH         LOW
March 31, 2004           $0.12       $0.07
June 30, 2004            $0.12       $0.06
September 30, 2004       $0.10       $0.05
December 31, 2004        $0.10       $0.05

March 31, 2003           $0.33       $0.08
June 30, 2003            $0.26       $0.10
September 30, 2003       $0.20       $0.07
December 31, 2003        $0.16       $0.07

On April 11, 2005, the closing price on our common stock was $0.08 per share and at that date there were approximately 1,035 shareholders of record of our common stock. Our transfer agent is OTC Stock Transfer, Inc., 321 East 2100 South, Salt Lake City, UT 84115; PO Box 65665, Salt Lake City, UT 84165; tel. (801) 485-555,
fax  (801)  486-0562.

     DIVIDEND POLICY

We have not paid, and we do not currently intend to pay, cash dividends on our common stock in the foreseeable future. Our current policy is for us to retain all earnings, if any, to provide funds for our operation and expansion. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2004.

                                            EQUITY COMPENSATION PLAN INFORMATION
                              -------------------------------------------------------------
                                                                       NUMBER OF SECURITIES
                                  NUMBER OF                            REMAINING AVAILABLE
                              SECURITIES TO BE                                 FOR
                                 ISSUED UPON         WEIGHTED-           FUTURE ISSUANCE
                                 EXERCISE OF      AVERAGE EXERCISE            UNDER
                                 OUTSTANDING          PRICE OF         EQUITY COMPENSATION
                                   OPTIONS          OUTSTANDING          PLANS (EXCLUDING
                                  WARRANTS        OPTIONS WARRANTS   SECURITIES REFLECTED IN
                                 AND RIGHTS          AND RIGHTS            COLUMN (a))
PLAN CATEGORY                        (a)                (b)                    (c)
----------------------------  ----------------   -----------------   -----------------------
Equity compensation plans            -0-  $             N/A                    -0-
approved by shareholders
Equity compensation plans
not approved by shareholders      9,410,000      $      0.05                   -0-
                              ----------------                       -----------------------
Total                             9,410,000      $      0.05                   -0-
                              ================                       =======================

For information relating to the equity compensation plans, reference is made to Footnote 10 in our Financial Statements, Stockholders' Equity - Stock Options.

     RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2004, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933, as amended, as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the three months ended December 31, 2004, we issued 750,000 shares of our common stock to one investor for cash totaling $100,000 (the market value for this issuance was $0.05 per share). During the three months ended December 31, 2004, we granted options to purchase up to 5,600,000 shares of common stock (100,000 to our employees, 300,000 to our vendors and 5,200,000 to our Director). These options are immediately exercisable at an exercise price ranging from $0.015 to $0.02 per share and expire between October 20, 2005 and December 20, 2007. We valued this transaction at $201,125.


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

The Company utilizes the disclosure-only provisions of SFAS No. 123 and applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options were less than the fair value of the Company's stock on the date of grant, re-pricing or extension, compensation expense has been recognized in these financial statements to reflect the value of stock option-related compensation to employees.

The following description of business, our financial position and our results of operations should be read in conjunction with our Financial Statements and the Notes to Financial Statements contained in this report on Form 10-KSB.

     INTRODUCTION

First Capital International, Inc. is engaged in the development, production and sale of remote management control, home automation and video surveillance systems. It is our intent to grow through the continued development and marketing of this new and innovative technology.

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

We signed a contract with A/O Topaz, one of the leading alcoholic beverage producers in Russia, to install a fully integrated video surveillance systems throughout their production facilities in Russia. The first installation will be completed in April 2005. We expect to work with this group to integrate other features offered by VIP Systems.

In October 2004, we received a contract from Trammell Crow Company, one of the largest US real estate developers, to install a pilot video surveillance system. We successfully completed this installation. At present we are trying to negotiate a large regional contract for Trammell Crow's commercial buildings and multifamily developments.

We are actively bidding on several hi-rise condominium projects in Houston and Galveston Area, as well as a condominium complex in Toronto, Canada. These projects, if approved, can substantially increase our revenue stream.

     ANALYSIS OF FINANCIAL CONDITION

We are actively developing our new home automation product VIP Systems(TM) and pursuing various partnership and acquisition opportunities. We are seeking to accomplish any future acquisitions through exchange of our common stock for target companies. This approach will enable us to expand our asset base without using our cash resources. As a result of this strategy it is possible that stockholders may experience substantial dilution in per share book value.

We currently plan to increase the number of our employees. Expansion of our work force and support of our current operations will be financed from sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.

RISK FACTORS

     GOING CONCERN RISK

During 2004 and 2003, we were dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $(840,564) and $(784,050) during the years ended December 31, 2004 and 2003, respectively. We also had significant negative cash flows from operations during each of the years ended December 31, 2004 and 2003. These factors, combined with the cash requirements inherent in our business, raise substantial doubt about our ability to continue as a going concern. See Note 2 to our Consolidated Financial Statements on Page F-12. Our long-term viability as a going concern is dependent upon three key factors as follows:

     - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

     -    Our  ability  to  acquire or internally develop viable businesses; and

     - Our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations.

As a result of potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2004 and 2003, indicating that substantial doubt exists concerning our ability to continue as a going concern.


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

We incurred net losses of $(840,564) and $(784,050) during the years ended December 31, 2004 and 2003, respectively. Recurring losses have produced an accumulated deficit of $(8,655,058) at December 31, 2004. Total revenue for the year ended December 31, 2004 was $363,195, which represents a 34% increase from 2003 amounts. Our revenue increase is a direct result of the change of our business strategy to focus on our automation technology and sale of our subsidiaries.

Our new focus has resulted in our development of VIP Systems(TM) that we feel can improve our operating results. Losses in 2004 and 2003 were attributable primarily to business development activities and the high cost of bringing our home automation technology to market. We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

     LACK OF FINANCING FOR FUTURE ACQUISITIONS AND EXPENDITURES

Until our operating results improve sufficiently, we must obtain outside financing to fund the expansion of the business and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our shareholders. Our financing must be provided from our operations, or from the sale of equity securities, borrowing, or other sources of third party financing in order for us to expand operations. The sale of equity securities could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets being pledged as collateral and loan terms which would increase our debt service requirements and could restrict our operations. We can give no assurance that financing will be available from any source, or, if available, upon terms and conditions acceptable to us.

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

     RISK OF DILUTION UPON CONVERSION OF OPTIONS AND SHARES ELIGIBLE FOR FUTURE SALE

          RISK OF DILUTION UPON CONVERSION OF OPTIONS

At April 11, 2005, we had outstanding a total of 6,910,000 options to purchase our common stock at exercise prices ranging from $.015 to $.06 per share. These prices are near or below current market prices. If exercises or conversions occur, current shareholders will be subject to an immediate dilution in per share net tangible book value.

          RISK OF DILUTION RELATED TO SHARES ELIGIBLE FOR FUTURE SALE

At April 11, 2005, we had approximately 93,593,098 outstanding shares, of which approximately 16,524,092 shares are free trading shares, and approximately 77,069,006 shares are restricted securities as that term is defined the Securities Act of 1933. We believe that approximately 75,486,840 shares of our restricted common stock have been held for more than two years, and may be sold by non-affiliates without limitation. In addition, we believe that approximately 390,500 shares of our restricted common stock has been held for more than one year (excluding shares held for more than two years), and may be sold subject to volume restrictions. We can make no prediction as to the effect that resale of our restricted common stock, or the availability of such shares for sale, will have on market prices. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

     ABILITY TO LOCATE SUITABLE BUSINESS COMBINATION AND JOINT VENTURE PARTNERS

We periodically enter into preliminary, non-binding discussions with other firms in the automation industry in the U.S. and Europe. These discussions could result in business combinations. While we desire that such business combinations occur, we can give no assurance that any future business combination can be structured on terms acceptable to us. We seek to accomplish acquisitions on a stock exchange basis with a minimal cash cost. This would enable us to acquire additional assets and maintain our cash flow as well, but could result in substantial dilution in per share net tangible book value to existing shareholders.

     CONTROL BY MANAGEMENT

Alex Genin, our Chief Executive Officer and Chairman of the Board, is the beneficial owner of approximately 63.2%, of our common stock. As a practical matter, he will be able to elect all of our directors and otherwise control our business affairs in the foreseeable future.

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

Our Board's authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise, by making such takeover attempts more difficult or costly to achieve.

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

     COMPETITION

There are approximately three major competitors that are presently in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities . We can give no assurances that we will be able to successfully compete. We believe that VIP Systems(TM) is more integrated and has more functionality than other products on the home automation market. Comparing to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc., VIP Systems(TM) is the most affordable for distributors and general public. All these factors give First Capital a competitive advantage in comparison with other similar products on the market. Although, we anticipate that the number of competitors will increase in the future.

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

     ABILITY TO MANAGE GROWTH

Our intention is to expand by developing our automation business. We are subject to a variety of risks. Our growth may place a significant strain on our day-to-day management and operations. We can give no assurance that our systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on us.

     INTELLECTUAL PROPERTY

We seek patent protection on our core technologies, applications and improvements of these technologies, and on related inventions that will help ensure our access to desired markets. As of March 15, 2004, we owned one patent. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. Consistent with our business plans, we have focused since 2002 on building and protecting our patent estate in automation and remote management control.

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

     RESULTS OF OPERATIONS

In August 2002, as part of our plan to transition out of the telecommunications business and to focus on home automation technology, we sold or otherwise divested of three of the four overseas subsidiaries that we owned as follows:

- - We sold Andevis AS back to the management, who agreed to return 254,270 shares of our common stock, to forego the exercise of their scheduled stock option and to retain 100,000 shares of the common stock we originally tendered to acquire Andevis as nominal consideration.

- - We sold Anet Eesti to an independent third party for nominal consideration.

- - We also decided not to exercise our option to acquire the remaining 49% and thereby maintain our 51% interest in UAB Mediafon.

On September 26, 2003 we sold our last subsidiary in Europe, TGK-Link AS, back to the management, who agreed to return 50,000 shares of our common stock and nominal consideration.

Sale of subsidiaries allows us to divest ourselves from the telecommunications business.

     YEAR  ENDED  DECEMBER  31,  2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31,
2003

During the year ended December 31, 2004, our revenue from continuing operations was $363,195 as compared to $270,586 for the year ended December 31, 2003. Our revenue increase is a direct result of the change of our business strategy to focus on our automation technology. VIP Systems(TM) sales increased by $65,668 while merchandise sales decreased by $12,711, demonstrating our shift in strategy to focus on automation technology.

Cost of system sales decreased by $58,121 from $160,986 due to completion of the testing phase of our business and development of standard equipment configurations for different applications. Cost of merchandise sold declined by $6,648 from $19,551 due to our shift to home automation technology.

During the year ended December 31, 2004, operating and general expenses increased as compared to the year ended December 31, 2003, from $654,288 to $814,118 due to our business expansion.

During the year ended December 31, 2004 and 2003 we recognized stock and option based compensation of $224,163 and $159,621, respectively. This increase is due to increase in the direct issuance of common stock and stock options to compensate employees and officers during 2004.

During the year ended December 31, 2004, we had a net loss of $(840,564) as compared to a net loss of $(784,050) in the year ended December 31, 2003. The increase primarily relates to the business expansion.

     CRITICAL ACCOUNTING POLICIES

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

     NEW ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and
(loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on our financial condition or results of operations.


     LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had cash resources of $9,447. We estimate that during the year 2005, our cash requirements will be approximately $600,000, or $150,000 per quarter. We do not presently believe that we will have positive cash flow from operations in 2005 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

During the year 2004, we raised more than $135,000 in cash from the sale of our securities. We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2005 if funds are available: $250,000 for continued development of our automation business; and $100,000 for marketing expenses.

     OFF-BALANCE SHEET ARRANGEMENTS
None.

ITEM 7.   FINANCIAL STATEMENTS

The financial information required by this item is included as set forth beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


ITEM 8A.  CONTROLS AND PROCEDURES

Alex Genin, our Chief Executive Officer and acting Chief Financial Officer, has evaluated our disclosure controls and procedures, and has concluded that our controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the end of the period covered by this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  OTHER INFORMATION

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     OUR DIRECTORS AND EXECUTIVE OFFICERS

NAME AND ADDRESS               AGE                  POSITION
----------------               ---       -------------------------------
Alex Genin                      53       Director, Chairman, CEO,CFO and
5120 Woodway, Suite 9000                 CFO and President
Houston, Texas  77056

Michael Dashkovsky              42       Director and Manager of
5120 Woodway, Suite 9000                 European Operations
Houston, Texas  77056

Merrill P. O'Neal               74       Director
5120 Woodway, Suite 9000
Houston, Texas  77056

Andrew Grebe                    49       Director
5120 Woodway, Suite 9000
Houston, Texas  77056

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

MERRILL P. O'NEAL has been our Director since December, 2001. In 1970's Mr. O'Neal had a substantial part in growing a small freight forwarding company into a major international freight forwarding company, Behring International. In the early 1980's through early 1990's, Mr. O'Neal served as the President of the Texas Ocean Freight Forwarders Association, and as a director of the Brookhollow National Bank (now a part of Compass Bank) and Woodway National Bank. Since 1995, Mr. O'Neal has been a business management consultant to small businesses, helping them to grow by providing assistance in areas of corporate direction, strategy and management. Mr. O'Neal has a BBA Degree in International Trade from the University of Texas.

H. ANDREW GREBE, Ph.D, has been our Director since January 2005. Mr. Grebe has an extensive background and experience of over 20 years within industrial companies around the world, as well as teaching experience as a Professor at the Texas A&M University. For the last eleven years Mr. Grebe has been a manager with Tex-Tube Company, one of the leading pipe manufacturers. His involvement within the academic circles and the energy and petroleum industry will help to facilitate the marketing of VIP Systems product line to industrial markets.

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

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon review of Forms 3, 4, and 5 furnished to us during the most recent fiscal year, we believe that all persons required to file reports pursuant to Section 16(a) of the Exchange Act have done so in a timely manner.

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2004.

     CODE OF ETHICS

We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and employees, known as the Code of Conduct.

ITEM 10.  EXECUTIVE COMPENSATION

The following sets forth all forms of compensation in excess of $100,000 per year per person that we paid our executive officers for the years ended December

31, 2004, 2003 and 2002.

     SUMMARY COMPENSATION TABLE


                  Annual Compensation                    Long Term Compensation
                  -------------------                    ----------------------
                  Awards   Payouts                  Securities
                                                                                All
                                     Other                                      Other
Name and                             Annual    Restricted  Underlying    LTIP   Com-
Principal                            Compen-   Stock       Options/      Pay-   pen-
Position    Year  Salary    Bonus    sation    Awards      SARs          outs   sation
Alex Genin  2004  $79,920  $    -0-  $    -0-         -0-  5,200,000(2)  $ -0-  $   -0-
Director,   2003  $76,960  $    -0-  $    -0-         -0-         -0-    $ -0-  $   -0-
Chairman,   2002  $76,960  $    -0-  $    -0-         -0-    200,000(1)  $ -0-  $   -0-
CEO and
President

(1) During 2002, we issued 200,000 immediately exercisable options as compensation to Mr. Genin. This option had an exercise price of $0.06 per share and was part of the options canceled in January 2004.

(2) During 2004, we cancelled all 4,400,000 options granted to Mr. Genin with an exercise price ranging from $0.05 to $0.10 per share and issued a new 5,200,000 immediately exercisable option. This option has an exercise price of $0.015 per share and expires on December 20, 2007.

     OPTION GRANTS FOR FISCAL 2004

INDIVIDUAL GRANTS
-----------------
                                                                   POTENTIAL VALUE REALIZABLE
            NUMBER OF    % OF TOTAL                                 AT ASSUMED ANNUAL RATES
            SECURITIES   OPTIONS                                  OF STOCK PRICE APPRECIATION
            UNDERLYING   GRANTED TO     EXERCISE                       FOR OPTION TERM(2)
            OPTIONS      EMPLOYEES IN   PRICE      EXPIRATION  --------------------------------
NAME        GRANTED (#)  FISCAL YEAR    ($/SHARE)  DATE               5%                10%
----        -----------  -------------  ---------  ----------  ----------------  --------------
Alex Genin    5,200,000            66%      0.015    12-20-07  $        273,000  $     286,000
Michail
Dashkovsky    2,500,000            32%      0.120    02-17-05  $        131,250  $     137,500

     AGGREGATED OPTION EXERCISES IN FISCAL 2004 AND DECEMBER 31, 2004 OPTION VALUES

                                        NUMBER OF SECURITIES
                                       UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
               SHARES                OPTIONS AT FISCAL YEAR-END    IN-THE-MONEY OPTIONS AT
              ACQUIRED     VALUE             (SHARES)                FISCAL YEAR- END ($)
            ON EXERCISE   REALIZED   --------------------------  --------------------------
NAME            (#)          ($)     EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----        ------------  ---------  -----------  -------------  -----------  -------------
Alex Genin       0            0         -0-            -0-           -0-           -0-

     EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION PLANS

We presently do not have any employee stock option plan.

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

     REPRICING OF OPTIONS

None.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 11, 2005, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. At April 11, 2005, we had outstanding 93,593,098 shares of common stock, and no outstanding preferred stock.

Name and Address                  Shares of Common       Percent of
of Beneficial Holder          Stock Beneficially Owned     Class
------------------------      ------------------------   ----------
Alex Genin                       63,070,000 (1)(2)(3)      63.2%
5120 Woodway, Suite 9000
Houston, Texas 77056

Eurocapital Group, Ltd           28,500,000 (2)            30.5%
19 Peel Road
Douglas, Isle of Man
British Isles 1M1 4LS

United Capital Group Limited     22,370,000 (2)(4)         23.6%
50 Town Range, Suite 7B
Gibraltar

NefteCredit Ltd.                  4,640,000                 5.0%
13/F, Silver Fortune Plaza
1 Wellington Street,
Central, Hong Kong

Michael Dashkovsky                2,393,566                 2.6%
5120 Woodway, Suite 9000
Houston, Texas 77056

Merrill P. O'Neal                   100,000                 0.1%
5120 Woodway, Suite 9000
Houston, Texas 77056

H. Andrew Grebe                      50,000                 0.1%
5120 Woodway, Suite 9000
Houston, Texas 77056
-------------------------------------------------------------------
All officers and directors
as a Group--Four Persons          65,613,566               65.8%
                                  ==========               =====


(1) Options to purchase up to 4,400,000 shares of our common stock at excise prices of from $.05 to $.10 per share were canceled in January 2004. The new option to purchase up to 5,200,000 shares of our common stock at an exercise price of $0.015 was granted in December 2004. This option expires on December 20, 2007.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe that the terms and conditions of all of the following transactions were no less favorable to us than terms attainable from unaffiliated third parties. The terms of these transactions were determined by the parties through arms length negotiations.

In January, 2004, we cancelled all options granted to Mr. Genin and in December 2004 granted a new 5,200,000 immediately exercisable option. This option has an exercise price of $0.015 per share and expires on December 20, 2007.

In February, 2004, we granted Mr. Dashkovsky an option to purchase 2,500,000 shares of our common stock exercisable at $0.12 per share that expires in February, 2005. This option has not been exercised and presently expired.

During 2003, the Company received $204,809.34 of advances from its chief executive officer and a company controlled by him.

During 2004, the Company received approximately $190,000 of advances from its chief executive officer and a company controlled or related to him.


ITEM 13.  EXHIBITS


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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     AUDIT FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $27,000 and $22,324 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2004 and December 31, 2003.

     AUDIT-RELATED FEES

Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2004 and December 31, 2003.

     FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2004 and December 31, 2003, Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2004 and December 31, 2003, we were not billed for professional services from any other accounting firm for information systems design or implementation.

     TAX FEES

Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services rendered for tax related services for the fiscal years ended December 31, 2004 and December 31, 2003.

     ALL OTHER FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2004.

     AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2004 by Ham, Langston & Brezina, L.L.P. is compatible with maintaining Ham, Langston & Brezina, L.L.P.'s independence.

     AUDITOR'S TIME ON TASK

All of the work expended by Ham, Langston & Brezina, L.L.P. on our December 31, 2004 audit was attributed to work performed by Ham, Langston & Brezina, L.L.P.'s full-time, permanent employees.



     SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2005.

FIRST CAPITAL INTERNATIONAL, INC.

------------------------------
By: /s/ Alex Genin
Alex Genin
Director, CEO, Acting CFO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                          Title                Date
-----------------                  ---------            ---------

-------------------------------
/s/ Alex Genin                     Director,            April 13, 2005
Alex Genin                         CEO, acting CFO and
                                   President
-------------------------------
/s/ Michael Dashkovsky             Director and         April 13, 2005
Michael Dashkovsky                 Manager of
                                   European Operations
-------------------------------
/s/ Merrill P. O'Neal              Director             April 13, 2005
Merrill P. O'Neal

-------------------------------
/s/ H. Andrew Grebe                Director             April 13, 2005
H. Andrew Grebe

                        FIRST CAPITAL INTERNATIONAL, INC.
                                  -----------




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                  -----------

                                                             PAGE
                                                             ----
Report of Independent Accountants                            F-3

Audited Financial Statements

  Consolidated Balance Sheet as of December 31,
    2004                                                     F-4

  Consolidated Statements of Operations for the
    years ended December 31, 2004 and 2003                   F-5

  Consolidated Statements of Stockholders' Equity (Deficit)
    for the years ended December 31, 2004 and 2003           F-6

  Consolidated Statements of Cash Flows for the
    years ended December 31, 2004 and 2003                   F-8

Notes to Consolidated Financial Statements                   F-9

HAM,
  LANGSTON &
    BREZINA, L.L.P.
Certified Public Accountants
--------------------------------------------------------------------------------



                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


Board of Directors and Stockholders
First Capital International, Inc.


We have audited the accompanying consolidated balance sheet of First Capital International, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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



                                             /s/ Ham, Langston & Brezina, L.L.P.


Houston, Texas
April 4, 2005

                        FIRST CAPITAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                   ----------


     ASSETS
     ------
Current assets:
  Cash and cash equivalents                               $     9,447
  Accounts receivable                                          15,367
  Inventory                                                   124,775
                                                          ------------

    Total assets                                          $   149,589
                                                          ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable                                           $   179,401
  Current portion of long-term debt to related parties         21,000
  Accounts payable and accrued liabilities                     85,423
                                                          ------------

    Total current liabilities                                 285,824

Long-term debt to related parties                             369,600
                                                          ------------

      Total liabilities                                       655,424
                                                          ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 93,593,098 shares issued and outstanding       93,593
  Additional paid-in capital                                7,034,406
  Unissued common stock                                            50
  Unissued preferred stock                                  1,030,674
  Accumulated deficit                                      (8,655,058)
  Subscription receivable                                      (9,500)
                                                          ------------

      Total stockholders' equity                             (505,835)
                                                          ------------

        Total liabilities and stockholders' equity        $   149,589
                                                          ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                   ----------


                                                            2004          2003
                                                        ------------  ------------
Revenue:
  System sales                                          $   307,687   $   242,019
  Merchandise sales                                          13,356        26,067
  Other                                                      42,152         2,500
                                                        ------------  ------------

    Total revenue                                           363,195       270,586
                                                        ------------  ------------

Costs of sales:
  Cost of systems                                           102,865       160,986
  Cost of merchandise sold                                   12,903        19,551
                                                        ------------  ------------

    Total cost of sales                                     115,768       180,537
                                                        ------------  ------------

Gross margin                                                247,427        90,049
                                                        ------------  ------------

Selling, general and administrative expenses:
  Operating and general expenses                            814,118       654,288
  Stock and option based compensation                       224,163       159,621
  Research and development                                        -        30,244
  Depreciation expense                                           23           827
                                                        ------------  ------------

    Total selling, general and administrative expenses    1,038,304       844,980
                                                        ------------  ------------

Loss from operations                                       (790,877)     (754,931)
                                                        ------------  ------------

Other income (expense):
  Interest income                                                34            54
  Interest expense                                          (49,721)      (20,904)
                                                        ------------  ------------

    Other income (expense), net                             (49,687)      (20,850)
                                                        ------------  ------------

Loss from continuing operations                            (840,564)     (775,781)
                                                        ------------  ------------

Discontinued operations:
  Loss from operation of discontinued business
    segments                                                      -        (2,106)
  Loss from disposition of discontinued
    business segments                                             -        (6,163)
                                                        ------------  ------------

      Loss from discontinued operations                           -        (8,269)
                                                        ------------  ------------

Net loss                                                $  (840,564)  $  (784,050)
                                                        ============  ============

Basic and diluted net loss per common share:
  Continuing operations                                 $     (0.01)  $     (0.01)
  Discontinued operations                                         -         (0.00)
                                                        ------------  ------------

    Total                                               $     (0.01)  $     (0.01)
                                                        ============  ============

Weighted average shares outstanding                      92,649,126    92,338,610
                                                        ============  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                                       FIRST CAPITAL INTERNATIONAL, INC.
                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                 ----------

                                                            ADDITIONAL    UNISSUED    UNISSUED    SUBSCRIP-
                                         COMMON STOCK        PAID-IN     PREFERRED     COMMON        TION       ACCUMULATED
EQUITY                                SHARES      AMOUNT     CAPITAL       STOCK       STOCK      RECEIVABLE      DEFICIT
----------------------------------  -----------  --------  ------------  ----------  ----------  ------------  -------------
Balance at December 31, 2002        90,031,932   $90,032   $ 6,392,073   $  530,000  $ 119,450   $    (5,800)  $ (7,030,444)

Net loss                                     -         -             -            -          -             -       (784,050)

Other comprehensive loss-
  foreign currency translation               -         -             -            -          -             -              -

  Comprehensive loss

Common stock issued for cash
  received in 2002                   2,000,000     2,000        98,000            -   (100,000)            -              -

Common stock issued for cash
  upon exercise of options              62,500        62         4,263            -          -        (3,700)             -

Cash received for preferred
  stock that has not been issued             -         -             -      336,874          -             -              -

Common stock and options issued
  for services provided in 2002        122,000       122        19,328            -    (19,450)            -              -

Common stock issued to officers
  and employees as compensation        160,000       160        14,740            -          -             -              -

Treasury shares acquired upon sale
  of TGK                                     -         -             -            -          -             -              -

Cancellation of treasury stock         (50,000)      (50)       (6,315)           -          -             -              -

Common stock issued to vendors for
  services performed                    50,000        50         2,950            -          -             -              -

Compensatory stock options issued
  to officers and employees                  -         -       144,721            -          -             -              -
                                    -----------  --------  ------------  ----------  ----------  ------------  -------------

Balance at December 31, 2003        92,376,432   $92,376   $ 6,669,760   $  866,874  $       -   $    (9,500)  $ (7,814,494)
                                    ===========  ========  ============  ==========  ==========  ============  =============


                                                 ACCUMULATED
                                                 OTHER COMP-
                                                  REHENSIVE      TOTAL
                                     TREASURY      INCOME        STOCK-
EQUITY                                STOCK        (LOSS)       HOLDERS
----------------------------------  ----------  -------------
Balance at December 31, 2002        $       -   $        120   $  95,431


Net loss                                    -              -    (784,050)

Other comprehensive loss-
  foreign currency translation              -           (120)       (120)
                                                               ----------
  Comprehensive loss                                            (784,170)
                                                               ----------
Common stock issued for cash
  received in 2002                          -              -           -

Common stock issued for cash
  upon exercise of options                  -              -         625

Cash received for preferred
  stock that has not been issued            -              -     336,874

Common stock and options issued
  for services provided in 2002             -              -           -

Common stock issued to officers
  and employees as compensation             -              -      14,900

Treasury shares acquired upon sale
  of TGK                               (6,365)             -      (6,365)

Cancellation of treasury stock          6,365              -           -

Common stock issued to vendors for
  services performed                        -              -       3,000

Compensatory stock options issued
  to officers and employees                 -              -     144,721
                                    ----------  -------------  ----------

Balance at December 31, 2003        $       -   $          -   $(194,984)
                                    ==========  =============  ==========


                   The accompanying notes are an integral part of these consolidated financial statements.
                                    Continued

                                                       FIRST CAPITAL INTERNATIONAL, INC.
                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                ----------

                                                          ADDITIONAL    UNISSUED   UNISSUED    SUBSCRIP-
                                        COMMON STOCK        PAID-IN    PREFERRED    COMMON        TION       ACCUMULATED
EQUITY                               SHARES      AMOUNT     CAPITAL      STOCK       STOCK     RECEIVABLE      DEFICIT
---------------------------------  -----------  --------  -----------  ----------  ---------  ------------  -------------
Balance at December 31, 2003       92,376,432   $92,376   $ 6,669,760  $  866,874  $       -  $    (9,500)  $ (7,814,494)

Common stock voluntarily returned
  to treasury and cancelled           (10,000)      (10)           10           -          -            -              -

Cash received for unissued common
  and preferred stock                       -         -         4,950     163,800         50            -              -

Common stock issued for cash        1,131,666     1,132       135,618           -          -            -              -

Common stock issued to employees
  as compensation                      45,000        45         4,055           -          -            -              -

Common stock issued to vendors
  for services performed               50,000        50         4,950           -          -            -              -

Common stock options issued to
  vendors and individuals as
  compensation                              -         -        24,663           -          -            -              -

Common stock options issued to
  directors and employees as
  compensation                              -         -       190,400           -          -            -              -

Net loss                                    -         -             -           -          -            -       (840,564)
                                   -----------  --------  -----------  ----------  ---------  ------------  -------------

Balance at December 31, 2004       93,593,098   $93,593   $ 7,034,406  $1,030,674  $      50  $    (9,500)  $ (8,655,058)
                                   ===========  ========  ===========  ==========  =========  ============  =============


                                               ACCUMULATED
                                               OTHER COMP-
                                                REHENSIVE      TOTAL
                                   TREASURY      INCOME        STOCK-
EQUITY                               STOCK       (LOSS)       HOLDERS
---------------------------------  ---------  -------------  ----------
Balance at December 31, 2003       $       -  $           -  $(194,984)

Common stock voluntarily returned
  to treasury and cancelled                -              -          -

Cash received for unissued common
  and preferred stock                      -              -    168,800

Common stock issued for cash               -              -    136,750

Common stock issued to employees
  as compensation                          -              -      4,100

Common stock issued to vendors
  for services performed                   -              -      5,000

Common stock options issued to
  vendors and individuals as
  compensation                             -              -     24,663

Common stock options issued to
  directors and employees as
  compensation                             -              -    190,400

Net loss                                   -              -   (840,564)
                                   ---------  -------------  ----------

Balance at December 31, 2004       $       -  $           -  $(505,835)
                                   =========  =============  ==========


   The accompanying notes are an integral part of these financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                   ----------

                                                                2004        2003
                                                             ----------  ----------
Cash flows from operating activities:
  Net loss                                                   $(840,564)  $(784,050)
  Adjustment to reconcile net loss to net cash used by
    operating activities:
    Loss from operations of discontinued business segments           -       2,106
    Loss from disposition of discontinued business segments          -       6,163
    Depreciation expense                                            23         835
    Stock and option based compensation                        224,163     162,621
    Changes in operating assets and liabilities, net of
      effects disposals:
      Accounts receivable                                      (11,145)        880
      Inventory                                                 11,783      14,719
      Accounts payable and accrued liabilities                  15,001      14,658
                                                             ----------  ----------

        Net cash used by continuing operations                (600,739)   (582,068)
        Net cash used by discontinued operations                     -      (5,286)
                                                             ----------  ----------

          Net cash used in operating activities               (600,739)   (587,354)
                                                             ----------  ----------

Cash flows from investing activities:
  Net cash received upon disposal of discontinued
    business segments                                                -       2,500
                                                             ----------  ----------

        Net cash provided (used) by continuing operations            -           -
        Net cash provided by discontinued operations                 -       2,500
                                                             ----------  ----------

          Net cash provided by investing activities                  -       2,500
                                                             ----------  ----------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt               334,021     245,058
  Proceeds from sale of common and preferred stock             305,550     337,499
  Payments on notes payable and long-term debt                 (68,244)    (29,146)
                                                             ----------  ----------

        Net cash provided by continuing operations             571,327     553,411
        Net cash used in discontinued operations                     -           -
                                                             ----------  ----------

          Net cash provided by financing activities            571,327     553,411
                                                             ----------  ----------

Effects of exchange rate changes on cash:
  Continuing operations                                              -           -
  Discontinued operations                                            -        (120)
                                                             ----------  ----------

    Total effect of exchange rate changes on cash                    -        (120)
                                                             ----------  ----------

Net decrease in cash and cash equivalents                      (29,412)    (31,563)

Cash and cash equivalents, beginning of year                    38,859      70,422
                                                             ----------  ----------

Cash and cash equivalents, end of year                       $   9,447   $  38,859
                                                             ==========  ==========

Supplemental disclosure of cash flow information:

  Cash paid for interest                                     $  15,556   $  10,835
                                                             ==========  ==========

  Cash paid for income taxes                                 $       -   $       -
                                                             ==========  ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

     First Capital International, Inc. (the "Company"), formerly Ranger/USA, Inc., assumed its current name in August 1998 when new management took over the Company. At the time new management assumed control, the Company had no existing operations, and began implementation of a new business plan. Beginning in 1998, the Company's original focus was the identification, acquisition and operation of businesses serving or focused on Central and Eastern European markets. Under this acquisition strategy, the Company acquired three companies in 2000 and two companies in 2001. Since 2001, the Company has focused its operations on the development of its "smart house" technology and markets for the Company's new home command center.

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

                                   ----------


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

     OFFICE  EQUIPMENT
     -----------------

     Office equipment is recorded at cost and depreciated on the straight-line method over 4 years. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

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

     The Company utilizes the disclosure-only provisions of SFAS No. 123 and applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options were less than the fair value of the Company's stock on the date of grant, re-pricing or extension, compensation expense has been recognized in these financial statements to reflect the value of stock option-related compensation to employees.

     Had the Company elected to recognize compensation cost for stock options based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) per share would have reflected the proforma amounts indicated below:

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     STOCK-BASED COMPENSATION, CONTINUED
     -----------------------------------

                                                 2004         2003
                                             ------------  ----------
Net loss as reported                         $  (840,564)  $(784,050)

Add:  Stock-based employee compensation
  expense included in reported net income        224,163     159,621

Deduct:  Stock-based employee compensation
  expense determined under fair value based
  method for all awards                         (443,969)   (160,771)
                                             ------------  ----------

Proforma net loss                            $(1,060,370)  $(785,200)
                                             ============  ==========

Loss per share:
  Basic and diluted as reported              $     (0.01)  $   (0.01)
                                             ============  ==========

  Basic and diluted proforma                 $     (0.01)  $   (0.01)
                                             ============  ==========

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

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED
     ----------------------------------------
     In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on our financial condition or results of operations.


2.   GOING CONCERN CONSIDERATIONS
     ----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2004 and 2003, the Company incurred net losses of $(840,564) and $(784,050), respectively, and had negative cash flows from operations of $(600,739) and $(587,354). These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management has specific plans to address the Company's financial situation as follows:

     - In the near term, Management plans private placements of the Company's common stock to qualified investors to fund its operations.

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


3.     DISCONTINUED  OPERATIONS
       ------------------------

During the years ended December 31, 2003 and 2002, the Company discontinued all of its Eastern European operations as described below. Accordingly, at December 31, 2004 and 2003 the Company's United States home automation business represents its only business operations.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

3.   DISCONTINUED OPERATIONS, CONTINUED
     ----------------------------------

     TGK-LINK  AS  ("TGK")
     ---------------------

     In September 2003, the Company sold TGK for $2,500 and the return of 50,000 shares of common stock. TGK, an Estonian public limited company, provided Internet banking services in Estonia.

     Following is summary results of operations information for the Company's discontinued segments for the year ended December 31, 2003:

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
                                            ========


4.   NOTES  PAYABLE
     --------------

     Notes payable at December 31, 2004 were as follows:


     Note payable to a finance company under a $23,000
       revolving line of credit, bearing interest at 4%
       per year and due on demand.  This note is not
       collateralized.                                       $ 12,233

     Note payable to a corporation, bearing interest at
       6% per year and due on March 11, 2005.  This note
       is not collateralized.                                  80,000

     Obligation under a product financing arrangement,
       bearing interest at an effective rate of
       approximately 31% per year and due in monthly
       payments of $1,003, including interest through
       November 2005.  This obligation is collateralized
       by inventory.                                            9,660

     Credit card obligations under agreements that provide
       credit of up to $89,000.  These obligations bear
       interest at rates ranging from  9.49% to 21.12% per
       year and are not collateralized.                        77,508
                                                             --------

                                                             $179,401
                                                             ========

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------


5.   NOTES PAYABLE AND LONG-TERM DEBT TO RELATED PARTIES
     ---------------------------------------------------

     Notes payable and long-term debt to related parties at December 31, 2004 were as follows:

     Notes payable to Alex Genin, the Company's Chief
       Executive Officer, who is a major stockholder.
       These notes bear interest at rates ranging from
       6.0 to 8.0% per year, and are due at various dates
       between November 2006 and October 2008. These
       notes are not collateralized.                           $ 241,900

     Notes payable to Eastern Credit Limited, Inc., a
       company owned by the Company's Chief Executive
       Officer, who is a major stockholder of the Company.
       These notes bear interest at rates ranging from 6.0%
       to 7.0% per year and are due at various dates between
       September 2005 and December 2008.  These notes are
       not collateralized.                                       145,700

     Note payable to Stromberg Development, Inc., a company
       owned by the spouse of the Chief Executive Officer,
       who is a major stockholder of the Company.  This
       note bears interest at 6% per year and is due on
       November 8, 2006.  This note is not collateralized.         3,000
                                                               ----------

                                                                 390,600
     Less non-current portion                                   (369,600)
                                                               ----------

                                                               $  21,000
                                                               ==========


6.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities at December 31, 2004 were as follows:

     Trade accounts payable                             $33,917
     Sales tax payable                                    1,861
     Accrued compensation to Chief Executive Officer     15,480
     Accrued interest payable                            34,165
                                                        -------

                                                        $85,423
                                                        =======

7.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2004, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $4,694,000 which expire in 2008 through 2025. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership change in the Company in connection with the 1998 reverse merger with EIP Liising limits the Company's ability to utilize NOL carryforwards generated prior to September 28, 1998 to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

7.   INCOME  TAXES,  CONTINUED
     -------------------------

     The composition of deferred tax assets and the related tax effects at December 31, 2004 are as follows:

  Net operating losses         $ 1,596,359
                               ------------

    Total deferred tax assets    1,596,359

  Valuation allowance           (1,596,359)
                               ------------

      Net deferred tax assets  $         -
                               ============

     For financial reporting purposes, loss from continuing operations before provision for income taxes relates 100% to United States operations for the years ended December 31, 2004 and 2003.

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to loss from continuing operations is as follows:

                                        2004                  2003
                               --------------------  --------------------
                                 AMOUNT    PERCENT     AMOUNT    PERCENT
                               ----------  --------  ----------  --------
  Benefit for income tax at
    federal statutory rate     $ 285,792      34.0%  $ 266,577      34.0%
  Non-deductible compensation    (76,215)     (9.1)    (54,271)     (6.9)
  Increase in valuation
    allowance                   (208,874)    (24.8)   (210,909)    (26.9)
  Other                             (703)     (0.1)     (1,397)     (0.2)
                               ----------  --------  ----------  --------

                               $       -         -%  $       -         -%
                               ==========  ========  ==========  ========

8.   OPERATING  LEASE
     ----------------

     The Company leases office space under an operating lease with a term of three years at a rate of $5,042 per month. The lease provides for renewal options, payment of taxes and utilities by the Company, and charges for increases for certain costs to the landlord. Rental expense under the operating lease was $65,210 and $41,554 during the years ended December 31, 2004 and 2003, respectively.

     Minimum annual lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2004 are as follows:

YEAR ENDED
DECEMBER 31,
------------
   2005                       $ 60,504
   2006                         45,378
                              --------

Total minimum lease payments  $105,882
                              ========

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

9.   STOCKHOLDER'S  EQUITY
     ---------------------

     PREFERRED  STOCK
     ----------------

     The Company has authorized 10,000,000 shares of serial preferred stock for which the Company's Board of Directors may designate voting power, preferences, limitations and restrictions. Although $163,800 and $336,874 of preferred stock was sold during the years ended December 31, 2004 and 2003, respectively, no shares had been issued as of December 31, 2004.

     COMMON  STOCK
     -------------

     During the years ended December 31, 2004 and 2003, the Company sold and issued 1,226,666 and 2,394,500 shares of common stock, respectively. Certain of the shares were issued for employee and non-employee compensation at prices representing a discount from the fair value of the Company's common stock at the date of issue or other appropriate measurement date, resulting in compensation expense to the Company.

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


10.   STOCK  OPTIONS
      --------------

     During the years ended December 31, 2004 and 2003, the Company issued non-qualified options to investors, vendors, individuals, employees, officers and directors and all such options are immediately exercisable for shares of the Company's common stock. The table below summarizes the annual activity in the Company's stock options:

                                                            WEIGHTED
                                                             AVERAGE
                                                            EXERCISE
                                OPTIONS    EXERCISE PRICE     PRICE
                              -----------  ---------------  ---------
Balance at December 31, 2002   8,675,210   $ 0.01 to $0.20  $    0.07

  Granted to employees,
    officers and directors       115,000   $ 0.01 to $0.06  $    0.03
  Granted to vendors             140,000   $ 0.01 to $0.04  $    0.03
  Granted to investors         1,000,000   $          0.04  $    0.04
  Cancelled or expired        (3,327,710)  $ 0.01 to $0.20  $    0.07
  Exercised                      (62,500)  $          0.01  $    0.01
                              -----------

Balance at December 31, 2003   6,540,000   $ 0.03 to $0.15  $    0.07

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

10.  STOCK  OPTIONS,  CONTINUED
     --------------------------

                                                             WEIGHTED
                                                              AVERAGE
                                                             EXERCISE
                                OPTIONS     EXERCISE PRICE     PRICE
                              -----------  ----------------  ---------
  Granted to employees,
    officers and directors     7,870,000   $ 0.015 to $0.12  $    0.05
  Granted to vendors             300,000   $0.015 to $0.020  $    0.02
  Granted to individuals         200,000   $ 0.055 to $0.06  $    0.06
  Cancelled or expired        (5,500,000)  $  0.03 to $0.15  $    0.07
                              -----------

Balance at December 31, 2004   9,410,000                     $    0.05
                              ===========

     For purposes of determining compensation expense associated with stock options, the intrinsic value of the Company's stock was determined based upon the quoted market price of the Company's common stock for employees and fair value of the Company's stock was determined based upon the Black-Scholes option pricing model for non-employees. The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the years ended December 31, 2004 and 2003: (i) average dividend yield of 0.00%; (ii) expected volatility of 149.00% and 100.00%, respectively; (iii) expected life between 1 and 3 years and 0.3 and 3 years, respectively; and (iv) estimated risk-free interest rate of 3.25% and 3.75%, respectively.

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

     All outstanding stock options are currently exercisable. A summary of outstanding stock options at December 31, 2004 follows:

 NUMBER OF                      REMAINING
COMMON STOCK                   CONTRACTUAL   EXERCISE
EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)    PRICE
------------  ---------------  ------------  ---------
   2,500,000  February 2005             0.2  $   0.12
     100,000  April 2005                0.3      0.055
     100,000  June 2005                 0.5      0.06
      70,000  July 2005                 0.6      0.03
     175,000  October 2005              0.8      0.015
      40,000  October 2005              0.8      0.04
      50,000  December 2005             1.0      0.015
      25,000  December 2005             1.0      0.020
   1,000,000  October 2006              1.8      0.04
     150,000  December 2006             2.0      0.015
   5,200,000  December 2007             3.0      0.015
------------

   9,410,000
============

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

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


12.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2004 and 2003, the Company engaged in certain related party transactions as follows:

     During 2004 and 2003 the Company obtained loans from Alex Genin, Eastern Credit Limited, Inc., a company Mr. Genin controls and from Stromberg Development, Inc., a company owned by the spouse of Mr. Genin. Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer (See Note 5).


13.  MAJOR CUSTOMERS
     ---------------

     During the years ended December 31, 2004 and 2003, three customers each accounted for more than 10% of revenue as follows:

                 2004        2003
                 -----       -----
Customer 1         20%         14%
Customer 2         14%         20%
Customer 3         13%         10%