Form 10QSB
period 2005-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2005-05-16
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

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

Number of shares outstanding as of the close of business on May 13, 2005:

              TITLE OF CLASS                        NUMBER OF SHARES OUTSTANDING
    -----------------------------------             ----------------------------
    Common  Stock,  $0.001  par  value.                     94,093,098

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No[X]

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________



                                                                PAGE(S)
                                                                -------
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of March 31, 2005
    and December 31, 2004                                         F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three months ended March 31, 2005 and 2004            F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the three months ended March 31, 2005              F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the three months ended March 31, 2005 and 2004            F-6

Notes to Unaudited Consolidated Condensed Financial Statements    F-7

                           FIRST CAPITAL INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEET
                         MARCH 31, 2005 AND DECEMBER 31, 2004
                                      ----------


                                                           MARCH 31,     DECEMBER 31,
                                                              2005           2004
     ASSETS                                               (UNAUDITED)       (NOTE)
     ------                                               ------------  --------------
Current assets:
  Cash and cash equivalents                               $     8,953   $       9,447
  Accounts receivable                                          13,861          15,367
  Inventory                                                   122,975         124,775
                                                          ------------  --------------

    Total assets                                          $   145,789   $     149,589
                                                          ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Book overdraft                                          $    13,694   $           -
  Current portion of notes payable                            175,093         179,401
  Current portion of long-term debt to related parties         18,000          18,000
  Accounts payable and accrued liabilities                     99,871          85,423
                                                          ------------  --------------

    Total current liabilities                                 306,658         282,824

Long-term debt to related parties                             493,227         372,600
Long-term notes payable                                        22,000               -
                                                          ------------  --------------

      Total liabilities                                       821,885         655,424
                                                          ------------  --------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 93,593,098 shares issued and outstanding       93,593          93,593
  Additional paid-in capital                                7,038,456       7,029,456
  Unissued common stock                                        32,000           5,000
  Unissued preferred stock                                  1,030,674       1,030,674
  Accumulated deficit                                      (8,861,319)     (8,655,058)
  Subscription receivable                                      (9,500)         (9,500)
                                                          ------------  --------------

      Total stockholders' equity                             (676,096)       (505,835)
                                                          ------------  --------------

        Total liabilities and stockholders' equity        $   145,789   $     149,589
                                                          ============  ==============

Note: The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   ----------


                                              MARCH 31,     MARCH 31,
                                                 2005          2004
                                             ------------  ------------
Revenue:
  System sales                               $    15,937   $    19,700
  Merchandise sales                                3,331         4,207
                                             ------------  ------------

    Total revenue                                 19,268        23,907
                                             ------------  ------------

Costs and expenses:
  Cost of systems                                  2,363        10,201
  Cost of merchandise sold                         3,060         4,749
  Operating and general expenses                 198,587       204,725
  Stock and option based compensation              9,000         6,300
  Depreciation expense                                 -            23
                                             ------------  ------------

    Total costs and expenses                     213,010       225,998
                                             ------------  ------------

Loss from operations                            (193,742)     (202,091)

Other income (expense):
  Interest income                                      -             2
  Interest expense                               (12,519)      (10,320)
                                             ------------  ------------

    Other income (expense), net                  (12,519)      (10,318)
                                             ------------  ------------

Net loss                                     $  (206,261)  $  (212,409)
                                             ============  ============

Basic and diluted net loss per common share  $     (0.00)  $     (0.00)
                                             ============  ============

Weighted average shares outstanding           93,593,098    92,458,740
                                             ============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                                FIRST CAPITAL INTERNATIONAL, INC.
                             UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            ----------

                                                      ADDITIONAL    UNISSUED    UNISSUED    SUBSCRIP-                    TOTAL
                                    COMMON STOCK        PAID-IN     PREFERRED   COMMON        TION       ACCUMULATED     HOLDERS
                                  SHARES     AMOUNT     CAPITAL      STOCK       STOCK     RECEIVABLE      DEFICIT       EQUITY
                                ----------  --------  -----------  ----------  ---------  -------------  ------------  ----------


Balance at December 31, 2004    93,593,098  $ 93,593  $ 7,029,456  $1,030,674  $   5,000  $     (9,500)  $(8,655,058)  $(505,835)

Cash received for common stock
  that has not been issued to
  related party                          -         -        9,000           -     27,000             -             -      36,000

Net loss                                 -         -            -           -          -             -      (206,261)   (206,261)
                                ----------  --------  -----------  ----------  ---------  -------------  ------------  ----------

Balance at March 31, 2005       93,593,098  $ 93,593  $ 7,038,456  $1,030,674  $  32,000  $     (9,500)  $(8,861,319)  $(676,096)
                                ==========  ========  ===========  ==========  =========  =============  ============  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   ----------


                                                         MARCH 31,    MARCH 31,
                                                           2005         2004
                                                        -----------  -----------
Cash flows from operating activities:
  Net loss                                              $ (206,261)  $ (212,409)
  Adjustment to reconcile net loss to net cash used in
    operating activities                                    26,754      (32,618)
                                                        -----------  -----------

    Net cash used in operating activities                 (179,507)    (245,027)
                                                        -----------  -----------

Cash flows from financing activities:
  Proceeds from book overdraft                              13,694            -
  Proceeds from notes payable and long-term debt           138,319      126,978
  Proceeds from sale of common and preferred stock          27,000      122,300
  Payments on notes payable and long-term debt                   -         (735)
                                                        -----------  -----------

    Net cash provided by financing activities              179,013      248,543
                                                        -----------  -----------

Net (decrease) increase in cash and cash equivalents          (494)       3,516

Cash and cash equivalents, beginning of period               9,447       38,859
                                                        -----------  -----------

Cash and cash equivalents, end of period                $    8,953   $   42,375
                                                        ===========  ===========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $    3,598   $    3,288
                                                        ===========  ===========

  Cash paid for income taxes                            $        -   $        -
                                                        ===========  ===========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------



1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES
     ------------------------------------------------------------

     First Capital International, Inc. (the "Company"), formerly Ranger/USA, Inc., assumed its current name in August 1998 when new management took over the Company. At the time new management assumed control, the Company had no existing operations, and began implementation of a new business plan. Beginning in 1998, the Company's original focus was the identification, acquisition and operation of businesses serving or focused on Central and Eastern European markets. Under this acquisition strategy, the Company acquired three companies in 2000 and two companies 2001. Since 2001, the Company has focused its operations on the development of its "smart house" technology and markets for the Company's new home command center.

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of First Capital International, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

     In the opinion of management, the unaudited consolidated condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

     SIGNIFICANT  ESTIMATES
     ----------------------

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates making it reasonably possible that a change in the estimates could occur in the near term.

     STOCK-BASED  COMPENSATION
     -------------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for
     Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date.

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

     REVENUE  RECOGNITION
     --------------------

     Revenue is generated from two major sources: merchandise sales over the internet and VIP Systems sales. Internet merchandise sales are recognized at the time the merchandise is shipped from our facility. Revenue from VIP Systems sales is recognized at the time of delivery to the customer.

     RECLASSIFICATIONS
     -----------------

     The Company has reclassified certain prior year amounts in the financial statements to conform to the 2004 presentation.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   ----------


2.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2004 and 2003, the Company incurred net losses of $(840,564) and $(784,050), respectively, and had negative cash flows from operations of $(600,739) and $(587,354). Such losses and negative cash flows from operations have continued during the three months ended March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


4.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the quarter ended March 31, 2005, the Company received an investment of $27,000 for 450,000 shares of common stock that has not yet been issued.

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

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates making it reasonably possible that a change in the estimates could occur in the near term.

     STOCK-BASED COMPENSATION

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for
     Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock- Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company elected to not change to the fair value based method of accounting for stock based compensation. Additionally, the statement amended disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements.

     REVENUE RECOGNITION

     We generate revenue from two major sources: VIP Systems(TM) sales and merchandise sales over the internet. Revenue from VIP Systems(TM) sales is recognized at the time of delivery to the customer. Internet merchandise sales are recognized at the time the merchandise is shipped from our facility.

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

     References to First Capital International, Inc. in this Form 10-QSB include First Capital International, Inc. and our wholly-owned subsidiaries, as follows:

          -    VIP Systems, Inc. (a home automation firm); and

          -    Ranger Car Care Corporation (now dormant).

     INTRODUCTION

     First Capital International, Inc. is engaged in the development, production and sale of home automation and video surveillance systems, including highly sophisticated marine video surveillance applications; and it is our intent to grow through the continued development and marketing of this new and innovative technology.

     In October 2001, we filed a US patent application for our VIP Systems(TM) with fully integrated software/hardware and began assembling units for Beta testing. On September 30, 2003, we received Patent # US 6,628,510 for our VIP Systems(TM).

     In February 2003 and 2004, we participated in the Hi-Fi Show, a major electronics show hosted in Moscow. This show allowed us to demonstrate the capabilities of our VIP Systems(TM) to the Russian market. We started shipping VIP System(TM) products to our new dealers in Russia. As a result of extensive marketing efforts, we also established dealership in Moscow, Russia. We also signed an agreement with Chimmashexport (the leading Russian industrial export organization) to market our industrial product line through their marketing channels in the CIS countries.

     We also developed an Industrial Security Solution ("Solution") for complex industrial projects including projects related to the oil and gas industry. This Solution allows a client to monitor remote sites, record events on video and exercise full control over any power units at the industrial site remotely. The defense system can also be used as an anti-terrorist device to preclude unauthorized use of important industrial equipment in case of a takeover attempt. We believe that this Solution can be marketed through government agencies, as well as major industrial companies. At the present time, we are looking into possible alliances in order to market this product worldwide.

     We have filed an application for a patent with the U.S. Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS") with Active Control Link. This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship. In cooperation with US Coast Guard and the Port of Houston Authorities, we successfully completed the pilot project and installed a Marine Security System on one of the MARAD's military Ro-Ro vessels at the Port of Houston. The presentation of this technology was held on October 12, 2004 at the Port of Houston facilities. This event was covered by media and attended by the Houston Diplomatic Corp.

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

     In April 2004, through our Moscow dealer, we got a contract with the Russian Trawl Fleet Company, to install video surveillance system with teleconference capabilities at their headquarters. This unique combination will likely open a new market application for our product line. We have successfully completed this installation and are currently considering several other projects with the Russian Trawl Fleet Company.

     We signed a contract with A/O Topaz, one of the leading alcoholic beverage producers in Russia, to install a fully integrated video surveillance system throughout their production facilities in Russia. The first installation will be completed in the second quarter of 2005. We expect to work with this group to integrate other features offered by VIP Systems.

     In October 2004, we received a contract from Trammell Crow Company, one of the largest US real estate developers, to install a pilot video surveillance system. We successfully completed this installation in December 2004. At present we are trying to negotiate a large regional contract for Trammell Crow's commercial buildings and multifamily developments.

     We are actively bidding on several hi-rise condominium projects in Houston and Galveston Area. These projects, if approved, can substantially increase our revenue stream.

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


     ANALYSIS OF FINANCIAL CONDITION

     We currently have 14 employees and are planning to increase the number of our employees as needed. Expansion of our work force and support of our current operations will be financed from the sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.

     GOING CONCERN ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $206,261 and $212,409 during the three months ended March 31, 2005 and 2004, respectively. We also had negative cash flows from operations of $179,507 and $245,027 during the three months ended March 31, 2005 and 2004, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

          - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

          - Our ability to acquire or internally develop viable businesses; and

          - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations.

     As a result of these potential liquidity problems, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2004 and 2003, indicating that substantial doubt exists about our ability to continue as a going concern.

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

     Recurring losses have resulted in an accumulative deficit of $8,861,319 March 31, 2005, and $8,655,058 at March 31, 2004. Revenues for
     the three months ended March 31, 2005 were $19,268 compared to revenues of $23,907 for the three months ended March 31, 2004. The decrease in revenue is a result of normal business fluctuations. Losses in the three months ended March 31, 2005 and 2004 were attributable primarily to the early stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

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


     THE THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

     During the three months ended March 31, 2005, our revenues were $19,268 as compared to $23,907 for the three months ended March 31, 2004.

     During the three months ended March 31, 2005, operating and general expenses decreased by $6,138 or 3.0% to $198,587 as compared to the three months ended March 31, 2004. This decrease was the result of expense optimization.

     During the three months ended March 31, 2005, we had stock and option based compensation of $9,000 as compared to $6,300 in the three months ended March 31, 2004. The increase was the result of the issuance or sale of common stock at below market prices. The sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the three months ended March 31, 2005, we had a net loss of $206,261 as compared to a net loss of $212,409 in the three months ended March 31, 2004.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, we had cash resources of $8,953. We estimate that during three months ending June 30, 2005, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We do not presently believe that we will have positive cash flow from operations in 2005 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations is adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2005 if funds are available: $250,000 for continued development of our home automation and video security business and $100,000 for marketing expenses.

     During the three months ended March 31, 2005, we received $27,000 in cash for shares of our common stock from one director and one related party investor.

     During 2004, under the Agreement signed on February 6, 2003, the Company received the last installments of $163,800 from United Capital Group for preferred stock that has not yet been issued. This brings United Capital Group's total investment in unissued preferred stock to $750,674. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. On March 11, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6% and due March 11, 2005. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% and due March 25, 2007. These notes are un-collateralized.

     We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

     As previously discussed, our auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2004 and 2003, indicating that substantial doubt exists about our ability to continue as a going concern.


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


                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2005, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in
     Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons was knowledgeable about the Company's operations and financial condition.

     During the three months ended March 31, 2005, we received $27,000 for the total of 450,000 shares of our common stock from one director and one related party investor. These shares, along with 50,000 shares of common stock which had been previously paid for in the third quarter of 2004 were issued on April 18, 2005. The market value for these issuances ranged from $0.06 to $0.10 per share. These sales resulted in a $9,000 charge to compensation expense for the quarter ended March 31, 2005 for the difference between the sales price and the market price at the date of sale.


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


     First Capital International, Inc.


     Date: May 13, 2005          By: /s/ Alex Genin
                                 Alex Genin
                                 Chief Executive Officer and
                                 Acting Chief Financial Officer