Form 10QSB
period 2005-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2005-08-15
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

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

Number of shares outstanding as of the close of business on August 12, 2005:

            TITLE OF CLASS            NUMBER OF SHARES OUTSTANDING
     -------------------------------  ----------------------------
     Common Stock, $0.001 par value.           94,253,098

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                  PAGE(S)
                                                                  -------
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of June 30, 2005
    and December 31, 2004                                           F-3

  Unaudited Consolidated Condensed Statement of Operations for
    the three months and six months ended June 30, 2005 and 2004    F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the six months ended June 30, 2005                   F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the six months ended June 30, 2005 and 2004                 F-6

Notes to Unaudited Consolidated Condensed Financial Statements      F-7

                          FIRST CAPITAL INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEET
                         JUNE 30, 2005 AND DECEMBER 31, 2004
                                     __________


                                                                JUNE 30,      DECEMBER
                                                                  2005        31, 2004
     ASSETS                                                   (UNAUDITED)      (NOTE)
     -------                                                  ------------  ------------
Current assets:
  Cash and cash equivalents                                   $     1,946   $     9,447
  Accounts receivable                                              17,993        15,367
  Inventory                                                       121,962       124,775
                                                              ------------  ------------

    Total assets                                              $   141,901   $   149,589
                                                              ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Book overdraft                                              $    11,964   $         -
  Current portion of notes payable                                 91,754       179,401
  Current portion of long-term debt to related parties             18,000        18,000
  Accounts payable and accrued liabilities                        112,808        85,423
  Accounts payable to related parties                              23,000             -
                                                              ------------  ------------

    Total current liabilities                                     257,526       282,824

Long-term debt to related parties                                 555,258       372,600
Long-term notes payable                                           135,000             -
                                                              ------------  ------------

      Total liabilities                                           947,784       655,424
                                                              ------------  ------------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 94,253,098 shares issued and outstanding           94,253        93,593
  Additional paid-in capital                                    7,079,996     7,029,456
  Unissued common stock                                                 -         5,000
  Unissued preferred stock                                      1,030,674     1,030,674
  Accumulated deficit                                          (9,001,306)   (8,655,058)
  Subscription receivable                                          (9,500)       (9,500)
                                                              ------------  ------------

      Total stockholders' equity (deficit)                       (805,883)     (505,835)
                                                              ------------  ------------

        Total liabilities and stockholders' equity (deficit)  $   141,901   $   149,589
                                                              ============  ============

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

                              FIRST CAPITAL INTERNATIONAL, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                          __________

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           2005          2004          2005          2004
                                       ------------  ------------  ------------  ------------
Revenue:
  System Sales                         $    21,769   $   141,575   $    37,706   $   161,275
  Merchandise sales                          1,758         6,543         5,089        10,750
                                       ------------  ------------  ------------  ------------

    Total revenue                           23,527       148,118        42,795       172,025
                                       ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of systems                            4,680        63,066         7,043        73,267
  Cost of merchandise sold                   3,376         2,294         6,436         7,043
  Operating and general expenses           136,723       173,722       335,310       378,447
  Stock and option based compensation        3,300         7,860        12,300        14,160
  Depreciation expense                           -             -             -            23
                                       ------------  ------------  ------------  ------------

    Total costs and expenses               148,079       246,942       361,089       472,940
                                       ------------  ------------  ------------  ------------

Loss from operations                      (124,552)      (98,824)     (318,294)     (300,915)
                                       ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                               91             3            91             5
  Interest expense                         (15,526)       (2,831)      (28,045)      (13,151)
                                       ------------  ------------  ------------  ------------

    Other income (expense), net            (15,435)       (2,828)      (27,954)      (13,146)
                                       ------------  ------------  ------------  ------------

Net loss                               $  (139,987)  $  (101,652)  $  (346,248)  $  (314,061)
                                       ============  ============  ============  ============

Basic and diluted net loss per
  common share                         $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                       ============  ============  ============  ============


Weighted average shares outstanding     94,095,098    92,673,108    94,372,285    92,613,108
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

                                                FIRST CAPITAL INTERNATIONAL, INC.
                           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            __________


                                                                                                                         TOTAL
                                                                                                                         STOCK-
                                                      ADDITIONAL   UNISSUED    UNISSUED     SUBSCRIP-                   HOLDERS
                                    COMMON STOCK       PAID-IN    PREFERRED     COMMON        TION       ACCUMULATED     EQUITY
                                  SHARES    AMOUNT     CAPITAL      STOCK       STOCK      RECEIVABLE      DEFICIT      (Deficit)
                                ----------  -------  -----------  ----------  ----------  ------------  -------------  ----------
Balance at December 31, 2004    93,593,098  $93,593  $ 7,029,456  $1,030,674  $   5,000   $    (9,500)  $ (8,655,058)  $(505,835)

Cash received for common stock
  that has not been issued to
  related party                          -        -        9,000           -     27,000             -              -      36,000

Common stock issued for cash
  previously received              500,000      500       31,500           -    (32,000)            -              -           -

Common stock issued to related
  party for cash                   160,000      160       10,040           -          -             -              -      10,200

Net loss                                 -        -            -           -          -             -       (346,248)   (346,248)
                                ----------  -------  -----------  ----------  ----------  ------------  -------------  ----------

Balance at June 30, 2005        94,253,098  $94,253  $ 7,079,996  $1,030,674  $       -   $    (9,500)  $ (9,001,306)  $(805,883)
                                ==========  =======  ===========  ==========  ==========  ============  =============  ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   __________

                                                         JUNE 30,    JUNE 30,
                                                           2005        2004
                                                        ----------  ----------
Cash flows from operating activities:
  Net loss                                              $(346,248)  $(314,061)
  Adjustment to reconcile net loss to net cash used in
    operating activities                                  225,083     (23,328)
                                                        ----------  ----------

          Net cash used in operating activities          (121,165)   (337,389)
                                                        ----------  ----------

Cash flows from financing activities:
  Proceeds from book overdraft                             11,964           -
  Proceeds from notes payable and long-term debt          115,800     131,308
  Proceeds from sale of common and preferred stock          6,900     181,650
  Payments on notes payable and long-term debt            (21,000)    (12,035)
                                                        ----------  ----------

      Net cash provided by financing activities           113,664     300,923
                                                        ----------  ----------

Net decrease in cash and cash equivalents                  (7,501)    (36,466)

Cash and cash equivalents, beginning of period              9,447      38,859
                                                        ----------  ----------

Cash and cash equivalents, end of period                $   1,946   $   2,393
                                                        ==========  ==========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $     449   $       -
                                                        ==========  ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


1.   BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ---------------------------------------------------------------

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   __________


2.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2004 and 2003, the Company incurred net losses of $(840,564) and $(784,050), respectively, and had negative cash flows from operations of $(600,739) and $(587,354). Such losses and negative cash flows from operations have continued during the six months ended June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


4.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the six months ended June 30, 2005, the Company received an investment of $27,000 for 450,000 shares of common stock, received an investment of $6,900 from a related party for 160,000 shares of common stock (these shares included a $3,300 compensation expense as the shares were sold below market) and issued 500,000 shares of common stock that were previously unissued.

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

          -    VIP  Systems,  Inc.  (a  home  automation  firm).


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

     In October 2004, we received a contract from Trammell Crow Company, one of the largest US real estate developers, to install a pilot video surveillance system. We successfully completed this installation in December 2004, as well as two follow-up installations in 2005. At present we are trying to negotiate a large regional contract for Trammell Crow's commercial buildings and multifamily developments.

     We are actively bidding on several hi-rise condominium projects in Houston and Galveston Area. These projects, if approved, can substantially increase our revenue stream.

     We are currently in negotiations with several potential dealers in Eastern Europe to open VIP Store dealerships. If negotiations are successful, these deals can also substantially improve our sales.

     In June 2005, we signed an agreement with the InnerLoopCondos.com, Inc., to market our products throughout their hi-rise condominium properties in Houston, Texas. We believe that this will open new opportunities for our company to introduce our product line to a large number of potential customers.

     To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including:

          -    US  Homeland  Security  Exhibit  in Washington, DC in March 2005;

          -    US  Trade Mission and exhibit in Moscow, Russia in February 2005;

          -    The  House  Beautiful  Show  in  Houston,  Texas  in  April 2004;

          -    The  HiFi  Show  in  Moscow,  Russia  in  February 2003 and 2004;

          - The Houston Home and Garden Show in February 2003, October 2003 and February 2004;

          -    The  CES  Show  in  Las  Vegas,  Nevada in January 2003 and 2004;

          -    The  EHX  Show  in  Long  Beach,  California  in  November  2003;

          -    The  High-Tech  Home  2003  in  Moscow,  in  November  2003;

          -    The  International  Builders Show in Las Vegas, Nevada in January
               2003;

          - The NextGen House Project in Las Vegas, Nevada in January-February 2003; and

          -    The  Electronic  House Expo in Orlando, Florida in February 2003;

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

     GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $346,248 and $314,061 during the six months ended June 30, 2005 and 2004, respectively. We also had negative cash flows from operations of $121,165 and $337,389 during the six months ended June 30, 2005 and 2004, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

     Recurring losses have resulted in an accumulative deficit of $9,001,306 June 30, 2005. Revenues for the three months ended June 30, 2005 were $23,527 compared to revenues of $148,118 for the three months ended June 30, 2004. The decrease in revenue is a result of normal business fluctuations. Losses in the three months ended June 30, 2005 and 2004 were attributable primarily to the early stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

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

     RESULTS  OF  OPERATIONS

     By the end of 2003, as part of our plan to transition out of the telecommunications business we completed our divestiture of our four overseas subsidiaries as follows:

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


     THE THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

     During the three months ended June 30, 2005, our revenues were $23,527 as compared to $148,118 for the three months ended June 30, 2004.

     During the three months ended June 30, 2005, operating and general expenses decreased by $36,999 or 21% to $136,723 as compared to the three months ended June 30, 2004. This decrease was the result of expense optimization.

     During the three months ended June 30, 2005, we had stock and option based compensation of $3,300 as compared to $7,860 in the three months ended June 30, 2004. The decrease was the result of fewer issuances or sales of common stock at a below market prices. The sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the three months ended June 30, 2005, we had a net loss of $139,987 as compared to a net loss of $101,652 in the three months ended June 30, 2004.

     THE SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

     During the six months ended June 30, 2005, our revenues were $42,795 as compared to $172,025 for the six months ended June 30, 2004.

     During the six months ended June 30, 2005, operating and general expenses decreased by $43,137 or 11% to $335,310 as compared to the six months ended June 30, 2004. This decrease was the result of expense optimization.

     During the six months ended June 30, 2005, we had stock and option based compensation of $12,300 as compared to $14,160 in the six months ended June 30, 2004. The decrease was the result of fewer issuances or sales of common stock at a below market prices. The sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the six months ended June 30, 2005, we had a net loss of $346,248 as compared to a net loss of $314,061 in the six months ended June 30, 2004.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2005, we had cash resources of $1,946. We estimate that during three months ending September 30, 2005, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We do not presently believe that we will have positive cash flow from operations in 2005 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations is adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2005 if funds are available: $250,000 for continued development of our home automation and video security business and $100,000 for marketing expenses.

     During the three months ended June 30, 2005, we received $6,900 in cash for shares of our common stock from related party investors.

     During 2004, under the Agreement signed on February 6, 2003, the Company received the last installments of $163,800 from United Capital Group for preferred stock that has not yet been issued. This brings United Capital Group's total investment in unissued preferred stock to $750,674. United
     Capital Group is controlled by Alex Genin, the Company's chief executive officer. On March 11, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6%. This note was due on March 11, 2005, but has been extended until March 11, 2007. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007. During May-June 2005, United Capital made several loans to the Company under three separate promissory notes for a total principal amount of $33,000 which bear interest at the rate of 8% and which are due in May-June 2007. None of these notes are collateralized.

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


ITEM 3. CONTROLS AND PROCEDURES

     Alex Genin, our Chief Executive Officer and acting Chief Financial Officer, has evaluated our disclosure controls and procedures, and has concluded that our controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2005, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons was knowledgeable about the Company's operations and financial condition.

     During the three months ended June 30, 2005, we received $6,900 for a total of 160,000 shares of our common stock from two related party investors. The market value for these issuances was $0.07 per share. These sales resulted in a $3,300 charge to compensation expense for the quarter ended June 30, 2005, for the difference between the sales price and the market price at the date of sale.


ITEM  6.  EXHIBITS


     Exhibit 31.1 - Certification of Chief Executive Officer and Acting Chief Financial Officer of First Capital International, Inc. required by Rule 13a
     - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 - Certification of Chief Executive Officer and Acting Chief Financial Officer of First Capital International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.



     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     First  Capital  International,  Inc.


     Date:  August  15,  2005         By: /s/ Alex Genin
                                      Alex Genin
                                      Chief Executive Officer and
                                      Acting Chief Financial Officer