Form 10QSB
period 2005-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2005-11-14
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

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
 (State or Other Jurisdiction   Primary Standard Industrial   (I.R.S. Employer
     of Incorporation or        Classification Code Number   Identification No.)
        Organization)

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

Number of shares outstanding as of the close of business on November 11, 2005:

            TITLE OF CLASS                       NUMBER OF SHARES OUTSTANDING
   -----------------------------------        ---------------------------------
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

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED  FINANCIAL  STATEMENTS


                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                        PAGE(S)
                                                                        -------

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of September 30, 2005
    and December 31, 2004                                               F-3

  Unaudited Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the nine months ended September 30, 2005                 F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the nine months ended September 30, 2005 and 2004               F-6

Notes to Unaudited Consolidated Condensed Financial Statements          F-7

                             FIRST CAPITAL INTERNATIONAL, INC.
                                CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                                        __________

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               2005             2004
     ASSETS                                                 (UNAUDITED)        (NOTE)
     ------                                               ---------------  ---------------
Current assets:
  Cash and cash equivalents                               $        2,204   $        9,447
  Accounts receivable                                             22,285           15,367
  Inventory                                                      120,617          124,775
                                                          ---------------  ---------------

    Total assets                                          $      145,106   $      149,589
                                                          ===============  ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current liabilities:
  Book overdraft                                          $       24,751   $            -
  Current portion of notes payable                                     -          179,401
  Current portion of long-term debt to related parties            66,060           18,000
  Accounts payable and accrued liabilities                       204,530           85,423
                                                          ---------------  ---------------

    Total current liabilities                                    295,341          282,824

Long-term debt to related parties                                751,090          372,600
                                                          ---------------  ---------------

      Total liabilities                                        1,046,431          655,424
                                                          ---------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 94,253,098 shares issued and outstanding          94,253           93,593
  Additional paid-in capital                                   7,079,996        7,029,456
  Unissued common stock                                           15,500            5,000
  Unissued preferred stock                                     1,030,674        1,030,674
  Accumulated deficit                                         (9,112,247)      (8,655,058)
  Subscription receivable                                         (9,500)          (9,500)
                                                          ---------------  ---------------

      Total stockholders' equity                                (901,324)        (505,835)
                                                          ---------------  ---------------

        Total liabilities and stockholders' equity        $      145,107   $      149,589
                                                          ===============  ===============


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

                              FIRST CAPITAL INTERNATIONAL, INC.
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                          __________


                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------  --------------------------
                                           2005          2004          2005          2004
                                       ------------  ------------  ------------  ------------
Revenue:
  System Sales                         $    52,151   $   117,390   $    89,857   $   278,665
  Merchandise sales                             37         6,609         5,127        17,359
                                       ------------  ------------  ------------  ------------

    Total revenue                           52,188       123,999        94,984       296,024
                                       ------------  ------------  ------------  ------------

Costs and expenses:
  Cost of systems                           12,593        22,173        19,636        95,440
  Cost of merchandise sold                      10         1,315         2,918         8,358
  Operating and general expenses           143,207       229,343       482,046       607,790
  Stock and option based compensation            -           600        12,300        14,760
  Depreciation expense                           -             -             -            23
                                       ------------  ------------  ------------  ------------

    Total costs and expenses               155,810       253,431       516,900       726,371
                                       ------------  ------------  ------------  ------------

Loss from operations                      (103,622)     (129,432)     (421,916)     (430,347)
                                       ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                                3             2            94             7
  Interest expense                          (7,322)       (9,661)      (35,367)      (22,812)
                                       ------------  ------------  ------------  ------------

    Other income (expense), net             (7,319)       (9,659)      (35,273)      (22,805)
                                       ------------  ------------  ------------  ------------

Net loss                               $  (110,941)  $  (139,091)  $  (457,189)  $  (453,152)
                                       ============  ============  ============  ============

Basic and diluted net loss per
  common share                         $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                       ============  ============  ============  ============


Weighted average shares outstanding     94,253,098    92,614,549    93,980,431    92,613,108
                                       ============  ============  ============  ============



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.




                                                FIRST CAPITAL INTERNATIONAL, INC.
                           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                            __________

                                                                                                                         TOTAL
                                                      ADDITIONAL   UNISSUED    UNISSUED     SUBSCRIP-                    STOCK-
                                     COMMON STOCK      PAID-IN     PREFERRED    COMMON        TION       ACCUMULATED     HOLDERS
                                  SHARES     AMOUNT    CAPITAL       STOCK      STOCK      RECEIVABLE      DEFICIT       EQUITY
                                ----------  -------  -----------  ----------  ----------  ------------  -------------  ----------
Balance at December 31, 2004    93,593,098  $93,593  $ 7,029,456  $1,030,674  $   5,000   $    (9,500)  $ (8,655,058)  $(505,835)

Cash received for common stock
  that has not been issued to
  related party                          -        -            -           -     51,500             -              -      51,500

Common stock issued for cash
  previously received              500,000      500       40,500           -    (41,000)            -              -           -

Common stock issued to related
  party for cash                   160,000      160       10,040           -          -             -              -      10,200

Net loss                                 -        -            -           -          -             -       (457,189)   (457,189)
                                ----------  -------  -----------  ----------  ----------  ------------  -------------  ----------

Balance at September 30, 2005   94,253,098  $94,253  $ 7,079,996  $1,030,674  $  15,500   $    (9,500)  $ (9,112,247)  $(901,324)
                                ==========  =======  ===========  ==========  ==========  ============  =============  ==========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                           FIRST CAPITAL INTERNATIONAL, INC.
               UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                      __________

                                                         SEPTEMBER 30    SEPTEMBER 30,
                                                             2005            2004
                                                        --------------  --------------
Cash flows from operating activities:
  Net loss                                              $    (457,189)  $    (453,152)
  Adjustment to reconcile net loss to net cash used in
    operating activities                                      151,297         (11,581)
                                                        --------------  --------------

          Net cash used in operating activities              (305,892)       (464,733)
                                                        --------------  --------------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt              349,950         239,623
  Proceeds from sale of common and preferred stock             51,500         195,650
  Payments on notes payable and long-term debt               (102,801)              -
                                                        --------------  --------------

      Net cash provided by financing activities               298,649         435,273
                                                        --------------  --------------

Net decrease in cash and cash equivalents                      (7,243)        (29,460)

Cash and cash equivalents, beginning of period                  9,447          38,859
                                                        --------------  --------------

Cash and cash equivalents, end of period                $       2,204   $       9,399
                                                        ==============  ==============


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $           -   $           -
                                                        ==============  ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   __________

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

     STOCK-BASED COMPENSATION
     ------------------------

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   __________


2.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2004 and 2003, the Company incurred net losses of $(840,564) and $(784,050), respectively, and had negative cash flows from operations of $(600,739) and $(587,354). Such losses and negative cash flows from operations have continued during the nine months ended September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

4.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the nine months ended September 30, 2005, the Company received an investment of $33,900 for 610,000 shares of common stock from a related party (these shares included a $3,300 compensation expense as the shares were sold below market). The Company also received a partial investment of $15,500 from a related party for 400,000 shares of common stock, and issued 50,000 shares of common stock to an investor that were previously unissued at December 31, 2004.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     FORWARD-LOOKING  STATEMENT  AND  INFORMATION

     We are including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

     Our expectations, beliefs and projections are expressed in good faith and we believe that they have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: our ability to operate on a global basis; our ability to effectuate and successfully operate acquisitions, and new operations; our ability to obtain acceptable forms and amounts of financing to fund current operations and planned acquisitions; the political, economic and military climate in nations where we may have interests and operations; the ability to engage the services of suitable consultants or employees in foreign countries; and competition and the ever-changing nature of the technology industry. We have no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.

     The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates making it reasonably possible that a change in the estimates could occur in the near term.

     STOCK-BASED  COMPENSATION

     We have adopted Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply our current accounting policy under Accounting Principles Board, ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. We elected to not change to the fair value based method of accounting for stock based compensation.


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

     In January 2004, we have filed an application for a patent with the U.S. Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS") with Active Control Link. This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship. In cooperation with US Coast Guard and the Port of Houston Authorities, we successfully completed the pilot project and installed a Marine Security System on one of the MARAD's military Ro-Ro vessels at the Port of Houston. The presentation of this technology was held on October 12, 2004 at the Port of Houston facilities. This event was covered by media and attended by the Houston Diplomatic Corp.

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

     We signed a contract with A/O Topaz, one of the leading alcoholic beverage producers in Russia, to install a fully integrated video surveillance system throughout their production facilities in Russia. The first installation was completed in the second quarter of 2005. We expect to work with this group to integrate other features offered by VIP Systems.

     In October 2004, we received a contract from Trammell Crow Company, one of the largest US real estate developers, to install a pilot video surveillance system. We successfully completed this installation in December 2004, as well as several follow-up installations in 2005. At present we are trying to negotiate a large regional contract for Trammell Crow's commercial buildings and multifamily developments.

     We are actively bidding on several hi-rise condominium projects in Houston and Galveston Area. These projects can substantially increase our revenue stream.

     We are currently in negotiations with several potential dealers in Eastern Europe to open VIP Store dealerships. If negotiations are successful, these deals can also substantially improve our sales.

     As a result of our marketing efforts, in March 2005 we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida. We have completed the installation of the demo unit in the second quarter of 2005 and expect to start the second phase of the installation in the second quarter of 2006.

     In June 2005, we signed an agreement with the InnerLoopCondos.com, Inc., to market our products throughout their hi-rise condominium properties in Houston, Texas. We installed the demo unit in the third quarter of 2005 and estimate that marketing will start in the first quarter of 2006. We believe that this will open new opportunities for our company to introduce our product line to a large number of potential customers.

     In September 2005 we signed a contract with Sunhill Group to market our basic home automation package throughout their new high rise condominium towers in Galveston, Texas. We expect that their marketing efforts will start in the second quarter of 2006.

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

          -  The  High-Tech  Home  2003  in  Moscow,  in  November  2003;

          -  The  International  Builders  Show  in Las Vegas, Nevada in January
             2003;

          - The NextGen House Project in Las Vegas, Nevada in January-February 2003; and

          -  The  Electronic  House  Expo  in Orlando, Florida in February 2003;

     In March 2004, we attended the CeBIT show, one of the major European electronics shows in Hannover, Germany, as a Member of the United States Department of Commerce Exhibitor's Pavilion. At this show, we had several meetings with prospective dealers from various countries. We are currently in negotiations to open new dealerships in Europe and the Middle East.


     ANALYSIS  OF  FINANCIAL  CONDITION

     We currently have 14 employees and are planning to increase the number of our employees as needed. Expansion of our work force and support of our current operations will be financed from the sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.

     GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $457,189 and $453,152 during the nine months ended September 30, 2005 and 2004, respectively. We also had negative cash flows from operations of $305,892 and 464,733 during the nine months ended September 30, 2005 and 2004, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

          - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

          -    Our  ability  to acquire or internally develop viable businesses;
               and

          - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations.

     As a result of these potential liquidity problems, our former auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2004 and 2003, indicating that substantial doubt exists about our ability to continue as a going concern.

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

     Recurring losses have resulted in an accumulated deficit of $9,112,247 September 30, 2005. Revenues for the three months ended September 30, 2005 were $52,188 compared to revenues of $123,999 for the three months ended September 30, 2004. The decrease in revenue is a result of normal business fluctuations. Losses in the three months ended September 30, 2005 and 2004 were attributable primarily to the early stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

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

     THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     During the three months ended September 30, 2005, our revenues were $52,188 as compared to $123,999 for the three months ended September 30, 2004, due to scaling down our marketing activities overseas.

     During the three months ended September 30, 2005, operating and general expenses decreased by $86,136 or 37% to $143,207 as compared to the three months ended September 30, 2004. This decrease was the result of expense optimization.

     During the three months ended September 30, 2005, we had stock and option based compensation of $0 as compared to $600 in the three months ended September 30, 2004. The decrease was the result of fewer issuances or sales of common stock at a below market prices. The sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the three months ended September 30, 2005, we had a net loss of $110,941 as compared to a net loss of $139,091 in the three months ended September 30, 2004.


     THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     During the nine months ended September 30, 2005, our revenues were $94,984 as compared to $296,024 for the nine months ended September 30, 2004, due to scaling down our marketing activities overseas.

     During the nine months ended September 30, 2005, operating and general expenses decreased by $125,744 or 21% to $482,046 as compared to the nine months ended September 30, 2004. This decrease was the result of expense optimization.

     During the nine months ended September 30, 2005, we had stock and option based compensation of $12,300 as compared to $14,760 in the nine months ended September 30, 2004. The decrease was the result of fewer issuances or sales of common stock at a below market prices. The sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the nine months ended September 30, 2005, we had a net loss of $457,189 as compared to a net loss of $453,152 in the nine months ended September 30, 2004.


     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2005, we had cash resources of $2,204. We estimate that during three months ending December 31, 2005, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We do not presently believe that we will have positive cash flow from operations in 2005 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations is adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2005 if funds are available: $250,000 for continued development of our home automation and video security business and $100,000 for marketing expenses.

     During the three months ended September 30, 2005, we received $12,500 in cash for shares of our common stock from one related party investor.

     During 2004, under the Agreement signed on February 6, 2003, the Company received the last installments of $163,800 from United Capital Group for preferred stock that has not yet been issued. This brings United Capital Group's total investment in unissued preferred stock to $750,674. United
     Capital Group is controlled by Alex Genin, the Company's chief executive officer. On March 11, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6%. This note was due on March 11, 2005, but has been extended until March 11, 2007. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007. During May-September 2005, United Capital made several loans to the Company under nine separate promissory notes for a total principal amount of $73,000 which bear interest at the rate of 8% and which are due in May-September
     2007.  None  of  these  notes  are  collateralized.

     We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

     As previously discussed, our former auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2004 and 2003, indicating that substantial doubt exists about our ability to continue as a going concern.


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

                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2005, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in
     Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons was knowledgeable about the Company's operations and financial condition.

     As previously reported, in June 2005 we received $3,000 from a related party investor. During the three months ended September 30, 2005, we received $12,500 from the same related party investor. Upon receipt of the $500 remaining balance due to the Company, we will complete the sale of 400,000 restricted shares of our common stock. These shares are presently unissued.


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


     First Capital International, Inc.


     Date: November 14, 2005          By: /s/ Alex Genin
                                      Alex Genin
                                      Chief Executive Officer and
                                      Acting Chief Financial Officer