Form 10KSB
period 2005-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2006-04-14
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005
          OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  CHECK  WHETHER  THE  ISSUER  IS  NOT  REQUIRED  TO FILE REPORTS PURSUANT TO
     SECTION  13  OR  15(D)  OF  THE  EXCHANGE  ACT.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Check  whether  the  issuer:  (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2005 were $146,391. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 27, 2006, was $3,773,824. As of March 27, 2006, there were 93,108,532 shares of common stock outstanding.

                                 TABLE OF CONTENTS


                                                                              PAGE
                                       PART I

Item 1..  Description of Business                                                3

Item 2..  Description of Property                                                5

Item 3..  Legal Proceedings                                                      5

Item 4..  Submission of Matters to a Vote of Security Holders                    5

                                      PART II

Item 5..  Market for Registrant's Common Equity, Related Stockholder
          Matters and Small Business Issuer's Purchases of Equity Securities     5

Item 6..  Management's Discussion and Analysis or Plan of Operation              7

Item 7..  Financial Statements                                                 F-1


Item 8..  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                                   16

Item 8A.  Controls and Procedures                                               16

Item 8B.  Other Information                                                     16


                                     PART III

Item 9..  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of The Exchange Act                     17

Item 10.  Executive Compensation                                                18

Item 11.  Security Ownership of Certain Beneficial Owners,
          Management and Related Stockholder Matters                            20

Item 12.  Certain Relationships and Related Transactions                        21

Item 13.  Exhibits                                                              21

Item 14.  Principal Accountant Fees and Services                                22

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

We developed an Industrial Security Solution ("Solution") for complex industrial projects including projects related to the oil and gas industry. This Solution allows a client to monitor remote sites, record events on video and exercise full control over any power units at the industrial site remotely. This system can also be used as an anti-terrorist device to preclude unauthorized use of important industrial equipment in case of a takeover attempt. We believe that this Solution can be marketed through government agencies, as well as major industrial companies. At the present time, we are looking into possible alliances in order to market this product worldwide.

In January 2004, we filed an application for a patent with the U.S. Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS") with Active Control Link. This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship. In cooperation with US Coast Guard and the Port of Houston Authorities, we successfully completed the pilot project and installed a Marine Security System on one of the MARAD's military Ro-Ro vessels at the Port of Houston. The presentation of this technology was held on October 12, 2004 at the Port of Houston facilities. This event was covered by media and attended by the Houston Diplomatic Corp. At present we are planning to have a follow-up presentation event at the Port of Houston in April 2006.

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

In November 2004, we signed a contract with A/O Topaz, one of the leading alcoholic beverage producers in Russia, to install a fully integrated video surveillance system throughout their production facilities in Russia. The first installation was completed in the second quarter of 2005. We expect to work with this group to integrate other features offered by VIP Systems.

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

We are currently in negotiations with several potential dealers in Eastern Europe to sell VIP equipment through dealerships. If negotiations are successful in obtaining dealerships, the sale of equipment through the dealerships could improve our sales.

As a result of our marketing efforts, in March 2005 we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida. We have completed the installation of the demo unit in the second quarter of 2005 and expect to start the second phase of the installation in the second quarter of 2006.

We are actively bidding on several hi-rise condominium projects in Houston and Galveston Area. If we obtain contracts, these projects can substantially increase our revenue stream.

In January 2006, we signed a contract with Sunhill Group to offer our home automation equipment to the residents of their new high rise condominium towers in Galveston, Texas. We will provide marketing materials, personnel and integration for the project. We expect that these marketing efforts will start in the showroom unit provided by Sunhill Group in the second quarter of 2006.

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

     FOREIGN OPERATIONS

Prior to 2003, much of our target market was in Eastern and Central Europe. In September 2003 we sold our last European subsidiary - TGK-Link AS back to TGK's management. Because we intend to sell equipment through dealerships in Europe and Russia, we will not have any direct operations in Europe. Therefore our exposure to political risks related to foreign operations is minimal.

     EMPLOYEES

As of March 27, 2006, we had 13 employees. No employees are represented by a union. We believe that our employee relations are good.


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

The following table sets forth the reported high and low closing prices for our common stock for the last two fiscal years. As quoted by Commodity Systems, Inc., the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

QUARTER ENDED       HIGH    LOW
March 31, 2004      $0.12  $0.07
June 30, 2004       $0.12  $0.06
September 30, 2004  $0.10  $0.05
December 31, 2004   $0.10  $0.05

March 31, 2005      $0.16  $0.05
June 30, 2005       $0.10  $0.05
September 30, 2005  $0.08  $0.04
December 31, 2005   $0.09  $0.04

On March 27, 2006, the closing price on our common stock was $0.12 per share and at that date there were approximately 1,036 shareholders of record of our common stock. Our transfer agent is OTC Stock Transfer, Inc., 321 East 2100 South, Salt Lake City, UT 84115; tel. (801) 485-555, fax (801) 486-0562.

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

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2005.

                                    EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------
            Plan category           Number of securities to    Weighted average      Number of securities
                                        be issued upon         exercise price of    remaining available for
                                    exercise of outstanding  outstanding options,       future issuance
                                     options, warrants and    warrants and rights
                                            rights
-----------------------------------------------------------------------------------------------------------
Equity compensation plans approved                      -0-  $                 N/A                      -0-
by security holders
-----------------------------------------------------------------------------------------------------------
Equity compensation plans not                     9,450,000  $                0.02                      -0-
approved by security holders
-----------------------------------------------------------------------------------------------------------
Total                                             9,450,000  $                0.02                      -0-
-----------------------------------------------------------------------------------------------------------

For information relating to the equity compensation plans reference is made to Footnote 9 to our Financial Statements, Stockholders' Equity - Stock Options

     RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2005, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the three months ended December 31, 2005, we issued 735,000 shares of our common stock as follows: 400,000 shares to one related party investor for cash totaling $16,000 (the market value for this issuance was $0.05 per share); 50,000 shares to one vendor for services (the market value for this issuance was $0.05 per share); 100,000 shares to one investor for cash totaling $10,000 (the market value for this issuance was $0.06 per share); and 185,000 shares to another vendor for cash totaling $3,025 (this was an exercise of two options; the market value for these issuances ranged from $0.08 to $0.16 per share).

During the three months ended December 31, 2005, we granted options to purchase up to 3,100,000 shares of common stock as follows: 150,000 shares to our vendors at $0.05 per share that expire between March 31, 2006 and June 1, 2006;
2,650,000 shares to four employees at an exercise price ranging from $0.02 to $0.05 per share that expire between June 1, 2006 and February 1, 2007; and 300,000 shares to two related party investors at an exercise price of $0.03 per share expiring on February 1, 2007. All these option are immediately exercisable. We valued these transactions at $104,349.


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

We developed an Industrial Security Solution ("Solution") for complex industrial projects including projects related to the oil and gas industry. This Solution allows a client to monitor remote sites, record events on video and exercise full control over any power units at the industrial site remotely. This system can also be used as an anti-terrorist device to preclude unauthorized use of important industrial equipment in case of a takeover attempt. We believe that this Solution can be marketed through government agencies, as well as major industrial companies. At the present time, we are looking into possible alliances in order to market this product worldwide.

In January 2004, we filed an application for a patent with the U.S. Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS") with Active Control Link. This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship. In cooperation with US Coast Guard and the Port of Houston Authorities, we successfully completed the pilot project and installed a Marine Security System on one of the MARAD's military Ro-Ro vessels at the Port of Houston. The presentation of this technology was held on October 12, 2004 at the Port of Houston facilities. This event was covered by media and attended by the Houston Diplomatic Corp. At present we are planning to have a follow-up presentation event at the Port of Houston in April 2006.

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

In November 2004, we signed a contract with A/O Topaz, one of the leading alcoholic beverage producers in Russia, to install a fully integrated video surveillance system throughout their production facilities in Russia. The first installation was completed in the second quarter of 2005. We expect to work with this group to integrate other features offered by VIP Systems.

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

We are currently in negotiations with several potential dealers in Eastern Europe to sell VIP equipment through dealerships. If negotiations are successful in obtaining dealerships, the sale of equipment through the dealerships could improve our sales.

As a result of our marketing efforts, in March 2005 we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida. We have completed the installation of the demo unit in the second quarter of 2005 and expect to start the second phase of the installation in the second quarter of 2006.

We are actively bidding on several hi-rise condominium projects in Houston and Galveston Area. If we obtain contracts, these projects can substantially increase our revenue stream.

In January 2006, we signed a contract with Sunhill Group to offer our home automation equipment to the residents of their new high rise condominium towers in Galveston, Texas. We will provide marketing materials, personnel and integration for the project. We expect that these marketing efforts will start in the showroom unit provided by Sunhill Group in the second quarter of 2006.

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

RISK  FACTORS

     GOING CONCERN RISK

During 2005 and 2004, we were dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $(563,395) and $(840,564) during the years ended December 31, 2005 and 2004, respectively. We also had significant negative cash flows from operations during each of the years ended December 31, 2005 and 2004. These factors combined with the cash requirements inherent in our businesses raise substantial doubt about our ability to continue as a going concern. See Note 2 to our Consolidated Financial Statements on Page F-13. Our long-term viability as a going concern is dependent upon three key factors as follows:

- Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

-    Our ability to acquire or internally develop viable businesses; and

- Our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations.

As a result of potential liquidity problems, our auditors have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2005 and 2004, indicating that substantial doubt exists concerning our ability to continue as a going concern.

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

We incurred net losses of $(563,395) and $(840,564) during the years ended December 31, 2005 and 2004, respectively. Recurring losses have produced an accumulated deficit of $(9,218,453) at December 31, 2005. Total revenue for the year ended December 31, 2005 was $146,391, which represents a 60% decrease from 2004 amounts. Our revenue decrease was attributable primarily to business development activities and the high cost of bringing our home automation technology to market.

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

     RISK  OF  DILUTION  UPON  CONVERSION  OF  OPTIONS

At March 27, 2006, we had outstanding a total of 9,450,000 options to purchase our common stock at exercise prices ranging from $.015 to $.05 per share. These prices are near or below current market prices. If exercises or conversions occur, current shareholders will be subject to an immediate dilution in per share net tangible book value.

     RISK  OF  DILUTION  RELATED  TO  SHARES  ELIGIBLE  FOR  FUTURE  SALE

At March 27, 2006, we had approximately 93,108,532 outstanding shares, of which approximately 16,664,092 shares are free trading shares, and approximately 76,444,440 shares are restricted securities as that term is defined the Securities Act of 1933. Approximately 73,343,774 shares of our restricted common stock have been held for more than two years, and may be sold by non-affiliates without limitation. In addition, approximately 1,676,666 shares of our restricted common stock has been held for more than one year (excluding shares held for more than two years), and may be sold subject to volume restrictions. We can make no prediction as to the effect that resale of our restricted common stock, or the availability of such shares for sale, will have on market prices. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

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

     CONTROL  BY  MANAGEMENT  AND  CONFLICT  OF  INTERESTS

As of March 27, 2006, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 64.7% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.


     SIGNIFICANT INCREASE IN COST AND TIME DEVOTED TO COMPLIANCE INITIATIVES BY MANAGEMENT AS A RESULT OF OPERATING AS A PUBLIC COMPANY

In the future, we will incur significant legal, accounting and other expenses as a fully-reporting public company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

     MARKET LIQUIDITY OF OUR SECURITIES AND PENNY STOCK SECURITIES LAW CONSIDERATIONS

The trading price of our common stock is below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

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

     ISSUANCE  OF  PREFERRED  STOCK

We presently have authorized 10,000,000 shares of preferred stock, par value $.001 per share. There are presently 4,500,000 shares of preferred stock outstanding. Although $0 and $163,800 of preferred stock was sold during the years ended December 31, 2005 and 2004, respectively. The shares of preferred stock entitled to preferences over our common stock. Our Board of Directors has the authority, without action or consent by the stockholders, to issue the authorized preferred stock in one or more series, to fix the number of shares in each series, and to determine the voting rights, preferences as to dividends and liquidation rights, conversion rights, and other rights of any series of preferred stock. The shares of preferred stock, could adversely affect the rights of the holders of common stock, and could prevent holders of common stock from receiving a premium upon the sale of the common stock. For example, an issuance of preferred stock could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over our common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock.

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

     COMPETITION

There are several major competitors that are presently in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and have substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete. We believe that VIP Systems(TM) is more integrated and has more functionality than other products on the home automation market. Comparing to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc., VIP Systems(TM) is the most affordable for distributors and general public. All these factors give First Capital a competitive advantage in comparison with other similar products on the market. Although, we anticipate that the number of competitors will increase in the future.

     DEPENDENCE  ON  MANAGEMENT

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

     INTELLECTUAL  PROPERTY

We seek patent protection on our core technologies, applications and improvements of these technologies, and on related inventions that will help ensure our access to desired markets. As of March 27, 2006, we owned one patent. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. Consistent with our business plans, we have focused since 2002 on building and protecting our patent estate in automation and remote management control. Our issued patent has an expiration date of September 6, 2021.

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

                                    * * * * *

RESULTS  OF  OPERATIONS

We are developing new application of our technology and continue development and installation of home automation and video observation systems. Currently, we focus our efforts on building alliances with real estate development and property management companies that are interested in improving security and value of the property.

YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

During the year ended December 31, 2005, our revenue from continuing operations was $146,391 as compared to $363,195 for the year ended December 31, 2004. Our revenue decrease was attributable primarily to business development activities and the high cost of bringing our home automation technology to market.

Cost of system sales decreased by $22,807 from $102,865, which correlates with decrease of sales and also due to completion of the testing phase of our business and development of standard equipment configurations for different applications. Cost of merchandise sold declined by $9,726 from $12,903 due to our shift to home automation technology.

During the year ended December 31, 2005, operating and general expenses decreased as compared to the year ended December 31, 2004, from $814,141 to $552,400 due to our expense optimization.

During the year ended December 31, 2005 and 2004 we recognized stock and option based compensation of $0 and $224,163, respectively. This decrease is due to decrease in the direct issuance of common stock to compensate employees and officers during 2005.

During the year ended December 31, 2005, we had a net loss of $(563,395) as compared to a net loss of $(840,564) in the year ended December 31, 2004. The decrease primarily relates to the expense optimization.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2005, we had cash resources of $9,149. We estimate that during the year 2006, our cash requirements will be approximately $600,000, or $150,000 per quarter. We do not presently believe that we will have positive cash flow from operations in 2006 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

During the year 2005, we raised approximately $68,000 in cash from the sale of our securities. We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2006 if funds are available: $250,000 for continued development of our automation business; and $100,000 for marketing expenses.

During 2004, under the Agreement signed on February 6, 2003, the Company received the last installments of $163,800 from United Capital Group for preferred stock. This brings United Capital Group's total investment in preferred stock to $750,674. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. On March 11, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6%. This note was due on March 11, 2005, but has been extended until March 11, 2007. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes are collateralized.

During 2004, Alex Genin, the Company's chief executive officer, made several loans to the Company under six separate promissory notes for a total principal amount of $41,700 which bear interest at the rate ranging from 6% to 7% and which are due between November 2006 and October 2008. During 2005, Alex Genin made several loans to the Company under 20 separate promissory notes for a total principal amount of $93,190 which bear interest at the rate ranging from 7% to 8% and which are due between October 2006 and April 2008. None of these notes are collateralized.

During 2004, Eastern Credit Limited, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under 13 separate promissory notes for a total principal amount of $145,700 which bear interest at the rate ranging from 6% to 7% and which are due between October 2006 and October 2008. During 2005, Eastern Credit Limited, Inc. made several loans to the Company under 18 separate promissory notes for a total principal amount of $141,250 which bear interest at the rate ranging from 6% to 8% and which are due between May 2007 and March 2008. None of these notes are collateralized.

During 2004, Stromberg Development, Inc., a company owned by the spouse of Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $3,433 which bear interest at the rate of 8% and which are due between November 2006 and October 2007. These notes were paid off in 2005. During 2005, Stromberg
Development, Inc. made several loans to the Company under four separate promissory notes for a total principal amount of $28,000 which bear interest at the rate of 8% and which are due between February 2007 and February 2008. Three of these notes were paid off in 2005, the remaining principle balance on the last note as of December 31, 2005 was $8,248. None of these notes are collateralized.

During 2005, ECL Trading, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $20,000 which bear interest at the rate of 6% and which are due in February 2008. One of these notes was partially paid off in 2005, the remaining principle balance on these notes as of December 31, 2005 was $14,448. None of these notes are collateralized.

During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which are due between April 2007 and June 2007. None of these notes are collateralized.

During 2005, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under ten separate promissory notes for a total principal amount of $29,855 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes are collateralized.


OFF-BALANCE  SHEET  ARRANGEMENTS
None.


ITEM  7.  FINANCIAL  STATEMENTS

The financial information required by this item is included as set forth beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous  Independent  Accountants
----------------------------------

On October 5, 2005, our Chief Executive Officer received formal notice that our independent auditors, Ham, Langston & Brezina, L.L.P., had made the decision to resign as our independent accountants effective October 3, 2005. On October 10, 2005, the Board of Directors voted unanimously to accept the resignation.

The audit report of Ham, Langston & Brezina, L.L.P. for the past two fiscal years contained no adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principles. Ham, Langston & Brezina, L.L.P. did modify its opinion to state that substantial doubt exists concerning the registrant's ability to continue as a going concern.

For the past two fiscal years and subsequent interim periods through the date of resignation, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ham, Langston & Brezina, L.L.P., would have caused them to make reference thereto in there report on the financial statements.

During the two most recent fiscal years and the interim period to the date of their resignation, there have been no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

We have provided Ham, Langston & Brezina a copy of the disclosure made in response to this Item 4.01 and have requested that Ham, Langston & Brezina provide a letter addressed to the Securities & Exchange Commission confirming their agreement with the disclosure contained herein. Pursuant to our request, Ham, Langston & Brezina has provided the SEC with such a letter. The copy of the letter was attached to Form 8-K dated November 15, 2005.

New  Independent  Accountants
-----------------------------

On October 10, 2005, the Board of Directors unanimously voted to engage McConnell & Jones, LLP, as our new independent accountants.

During the two most recent fiscal years and the interim period to October 10, 2005, the Registrant has not consulted with McConnell & Jones, LLP, regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that the Registrant concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) or Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

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

ITEM  8B.  OTHER  INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     OUR  DIRECTORS  AND  EXECUTIVE  OFFICERS

As of December 31, 2005 our Directors and Executive Officers were:

NAME AND ADDRESS    AGE  POSITION
------------------  ---  -----------------
Alex Genin           54  Director, Chairman, CEO, CFO and
                         CFO and President

Michail Dashkovsky   43  Director

Merrill P. O'Neal    75  Director

Andrew Grebe         50  Director

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

MICHAIL DASHKOVSKY has been our Director since August, 1998 to March 2006. From March, 1999 till September, 2003, he was our Manager of European Operations. Since 1990, Mr. Dashkovsky has served as a manager for Eastern Credit Ltd., Inc. Mr. Dashkovsky handed his resignation letter to the Chairman of the Board of Directors effective March 28, 2006.

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


BOARD  OF  DIRECTORS

We  held  two  meetings  of  the Board of Directors during the fiscal year ended
December 31, 2005, and the Board of Directors took action at Board meetings or by unanimous written consent 15 times during that period. Mr. Genin is our only Director who is also an officer. Due to the size of our business, the Board of Directors does not currently have any committees.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2005.

CODE  OF  ETHICS

We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and employees, known as the Code of Conduct. The copy of the Code of Conduct was filed with our Form 10-KSB the fiscal year ending December 31, 2003.

ITEM  10.  EXECUTIVE  COMPENSATION

The following sets forth all forms of compensation in excess of $100,000 per year per person that we paid our executive officers for the years ended December 31, 2005, 2004 and 2003.


SUMMARY  COMPENSATION  TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                            Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------
                              Annual Compensation                        Awards               Payouts
-----------------------------------------------------------------------------------------------------------------------
      Name and                                 Other Annual    Restricted      Securities       LTIP       All Other
      Principle              Salary    Bonus   Compensation      Stock         Underlying      Payouts    Compensation
      Position       Year     ($)       ($)         ($)       Award(s) ($)  Options/SARs (#)     ($)          ($)
-----------------------------------------------------------------------------------------------------------------------
Alex Genin           2005  $ 26,640  $   -0-  $          -0-           -0-      2,500,000(1)  $     -0-  $          -0-
                     --------------------------------------------------------------------------------------------------
Director, Chairman,  2004  $ 79,920  $   -0-  $          -0            -0-      5,200,000(2)  $     -0-  $          -0-
                     --------------------------------------------------------------------------------------------------
CEO and President.   2003  $ 76,960  $   -0-  $          -0-           -0-              -0-   $     -0-  $          -0-
                     --------------------------------------------------------------------------------------------------

(1) During 2005, we issued 2,500,000 immediately exercisable options as compensation to Mr. Genin. This option has an exercise price of $0.03 per share and expires on February 1, 2007.

(2) During 2004, we cancelled all 4,400,000 options granted to Mr. Genin with an exercise price ranging from $0.05 to $0.10 per share and issued a new 5,200,000 immediately exercisable option. This option has an exercise price of $0.015 per share and expires on December 20, 2007.


OPTION/SAR  GRANTS  FOR  FISCAL  YEAR  2005

---------------------------------------------------------------------------------------------------------------
                                               Individual Grants
---------------------------------------------------------------------------------------------------------------
              Number of Securities
            Underlying Options/SARs   % of Total Options/SARs Granted to    Exercise or Base Price   Expiration
Name              Granted (#)              Employees in Fiscal Year                 ($/Sh)              Date
---------------------------------------------------------------------------------------------------------------
Alex Genin                 2,500,000                                  94%  $                   0.03    2/1/2007

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2005 AND DECEMBER 31, 2005 OPTION/SAR VALUES

-------------------------------------------------------------------------------------------------------------
                                           Number of Securities Underlying       Value of Unexercised In-the
                                           Unexercised Options/SARs at FY-      Money Options/SARs at FY-End
              Shares                                 End (#)                                ($)
            Acquired on      Value
   Name     Exercise (#)  Realized ($)        Exercisable/Unexercisable           Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------
Alex Genin           -0-           -0-                                 -0-/-0-                        -0-/-0-
-------------------------------------------------------------------------------------------------------------

EMPLOYMENT  AGREEMENTS

We do not have an employment contract with any of our employees. We presently intend to negotiate an employment contract with Alex Genin which would require the Board approval; however, no terms have been discussed at this time.

DIRECTOR  COMPENSATION

We  do  not  currently  pay  any  cash  directors'  fees.

EMPLOYEE  STOCK  OPTION  PLAN

We presently do not have any employee stock option plan but we may adopt one in the future. We believe that equity ownership is an important factor in our ability to attract and retain skilled personnel, and our Board of Directors may adopt an employee stock option plan in the future. The purpose of the stock option program will be to further our interests by providing incentives in the form of stock options to key employees and directors who contribute materially to our success and profitability. The option grants will recognize and reward outstanding individual performance and contributions and will give such persons a proprietary interest in us, thus enhancing their personal interest in our continued success and progress. This program will also assist us in attracting and retaining key employees and directors.

REPRICING  OF  OPTIONS

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 27, 2006, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. At March 27, 2006, we had outstanding 93,108,532 shares of common stock, and no outstanding preferred stock.

Name and Address                   Shares of Common       Percent of
of Beneficial Holder           Stock Beneficially Owned      Class
-----------------------------  -------------------------  -----------
Alex Genin - Director, CEO,    65,570,000 (1)(2)(3)(4)          64.4%
Acting CFO, President
5120 Woodway, Suite 9000
Houston, Texas 77056

Michail Dashkovsky - Director           0                          0%
5120 Woodway, Suite 9000
Houston, Texas 77056

Merrill P. O'Neal - Director      100,000                        0.1%
5120 Woodway, Suite 9000
Houston, Texas 77056

H. Andrew Grebe - Director        200,000                        0.2%
5120 Woodway, Suite 9000
Houston, Texas 77056

Eurocapital Group, Ltd         28,500,000 (3)                   30.6%
19 Peel Road
Douglas, Isle of Man
British Isles 1M1 4LS

United Capital Group Limited   22,370,000 (3)(5)                23.8%
50 Town Range, Suite 7B
Gibraltar

NefteCredit Ltd.                4,640,000                        5.0%
13/F, Silver Fortune Plaza
1 Wellington Street,
Central, Hong Kong

---------------------------------------------------------------------
All officers and directors as
a Group-Four Persons           65,870,000                       64.7%
                               =========================  ===========

(1) Includes options to purchase up to 5,200,000 shares of our common stock at an exercise price of $0.015 was granted in December 2004. This option expires on December 20, 2007.

(2) Includes an option to purchase up to 2,500,000 shares of our common stock which is presently exercisable at an exercise price of $.03 per share. This option expires on February 1, 2007.

(3) Alex Genin currently holds powers of attorney from Eurocapital Group, Ltd. and United Capital Group Limited pursuant to which Mr. Genin is granted voting and investment power with respect to our shares. Mr. Genin is deemed to be the beneficial owner of these shares. Mr. Genin does not own any stock of Eurocapital Group, Ltd. or United Capital Group Limited.

(4) Includes shares owned by Eurocapital Group, Ltd. and United Capital Group Limited.

(5) Includes an option to purchase up to 1,000,000 shares of our common stock which is presently exercisable at an exercise price of $.04 per share. This option expires on October 14, 2006.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)       any  of  our  directors  or  executive  officers;

(B)       any  nominee  for  election  as  one  of  our  directors;

(C) any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

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

In December 2005, we granted Mr. Genin an immediately exercisable option to purchase up to 2,500,000 shares of our common stock and 300,000 shares of our common stock to related party investors exercisable at $0.03 per share that expire in February, 2007.

In February, 2004, we granted Mr. Dashkovsky an option to purchase 2,500,000 shares of our common stock exercisable at $0.12 per share that expires in February, 2005. This option was not exercised and presently expired.

During 2004, the Company received approximately $190,000 of advances from its chief executive officer and a company controlled or related to him. During 2005, the Company received $508,346 of advances from its chief executive officer and companies controlled or related to him. The principle due under these advances as of December 31, 2005 was $990,039.

ITEM  13.  EXHIBITS

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

Our former auditors Ham, Langston and Brezina, L.L.P. billed us in the aggregate amount of $8,492 and our current auditors McConnell and Jones, L.L.P. billed us in the aggregate amount of $15,500 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2005. Our former auditors Ham, Langston and Brezina, L.L.P. billed us in the aggregate amount of $27,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2004.

AUDIT-RELATED  FEES

Our auditors did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and December 31, 2004.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2005 and December 31, 2004, our auditors did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2005 and December 31, 2004, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX  FEES

Our auditors did not bill us for, nor perform professional services rendered for tax related services for the fiscal years ended December 31, 2005 and December 31, 2004.

ALL  OTHER  FEES

We were not billed for any other professional services for the fiscal year ended December 31, 2005.

AUDITOR  INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended December 31, 2005 by McConnell and Jones, L.L.P. is compatible with maintaining McConnell and Jones, L.L.P.'s independence. Our Board of Directors considers that the work done for us in the year ended December 31, 2005 by Ham, Langston and Brezina, L.L.P. is compatible with maintaining Ham, Langston and Brezina, L.L.P.'s independence.

AUDITOR'S  TIME  ON  TASK

All of the work expended by McConnell and Jones, L.L.P. on our December 31, 2005 audit was attributed to work performed by McConnell and Jones, L.L.P.'s full-time, permanent employees. All of the work expended by Ham, Langston and Brezina, L.L.P. on our December 31, 2005 audit was attributed to work performed by Ham, Langston and Brezina, L.L.P.'s full-time, permanent employees.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2006.

FIRST CAPITAL INTERNATIONAL, INC.

--------------------------------
By:  /s/  Alex Genin
Alex Genin
Director, CEO, Acting CFO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                    Title                               Date
---------                    -----                               ----

-------------------
/s/  Alex  Genin             Director,                           April 12, 2006
Alex  Genin                  Chief  Executive  Officer,
                             Acting  Chief  Financial  Officer
                             And  President

-------------------
/s/  Merrill P. O'Neal       Director                            April 12, 2006
Merrill P. O'Neal


-------------------
/s/  H. Andrew Grebe         Director                            April 12, 2006
H. Andrew Grebe

                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
         WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                            PAGE
                                                                            ----
Reports of Independent Registered Public Accounting Firms                    F-3

Audited Financial Statements

  Consolidated Balance Sheet as of December 31,
    2005                                                                     F-5

  Consolidated Statements of Operations for the
    years ended December 31, 2005 and 2004                                   F-6

  Consolidated Statements of Stockholders' Deficit
    for the years ended December 31, 2005 and 2004                           F-7

  Consolidated Statements of Cash Flows for the
    years ended December 31, 2005 and 2004                                   F-9

Notes to Consolidated Financial Statements                                  F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors  and  Stockholders
First  Capital  International,  Inc.

We have audited the accompanying consolidated balance sheet of First Capital International, Inc. and subsidiary (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has suffered recurring losses from operations and has been dependent on funding obtained from outside investors to support its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   /s/ McConnell & Jones, L.L.P.


Houston,  Texas
March  22,  2006

HAM,
  LANGSTON  &
    BREZINA,  L.L.P.
Certified  Public  Accountants
--------------------------------------------------------------------------------




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Stockholders
First Capital International, Inc.


We have audited the accompanying consolidated balance sheet of First Capital International, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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



                                             /s/ Ham, Langston & Brezina, L.L.P.


Houston, Texas
April 4, 2005

                        FIRST CAPITAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                   __________


     ASSETS
     ------

Current assets:
  Cash and cash equivalents                               $     9,149
  Accounts receivable                                          41,282
  Inventory                                                   116,910
                                                          ------------

    Total assets                                          $   167,341
                                                          ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                           $    90,399
  Current portion of long-term debt to related parties         56,200
  Accounts payable and accrued liabilities                    176,157
                                                          ------------

    Total current liabilities                                 322,756

Long-term debt to related parties                             843,440
                                                          ------------

      Total liabilities                                     1,166,196
                                                          ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares
    authorized; 4,500,000 shares issued and outstanding         4,500
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 94,988,098 shares issued and outstanding       94,988
  Additional paid-in capital                                8,129,610
  Accumulated deficit                                      (9,218,453)
  Subscription receivable                                      (9,500)
                                                          ------------

      Total stockholders' deficit                            (998,855)
                                                          ------------

        Total liabilities and stockholders' deficit       $   167,341
                                                          ============

The accompanying notes are an integral part of these consolidated financial statements.
                                    Continued

                          FIRST CAPITAL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                     __________


                                                              2005          2004
                                                          ------------  ------------
Revenue:
  System sales                                            $   130,724   $   307,687
  Merchandise sales                                             5,449        13,356
  Other                                                        10,218        42,152
                                                          ------------  ------------

    Total revenue                                             146,391       363,195
                                                          ------------  ------------

Costs of sales:
  Cost of systems                                              80,058       102,865
  Cost of merchandise sold                                      3,177        12,903
                                                          ------------  ------------

    Total cost of sales                                        83,235       115,768
                                                          ------------  ------------

Gross margin                                                   63,156       247,427
                                                          ------------  ------------

Selling, general and administrative expenses:
  Operating and general expenses                              552,400       814,141
  Stock and option based compensation                               -       224,163
                                                          ------------  ------------
      Total selling, general and administrative expenses      552,400     1,038,304
                                                          ------------  ------------

Loss from operations                                         (489,244)     (790,877)

Other expense:
    Interest expense                                           74,151        49,687
                                                          ------------  ------------

Net loss                                                  $  (563,395)  $  (840,564)
                                                          ============  ============

Basic and diluted net loss per common share               $     (0.01)  $     (0.01)
                                                          ============  ============

Weighted average shares outstanding                        93,815,720    92,649,126
                                                          ============  ============

The accompanying notes are an integral part of these consolidated financial statements.
                                      Continued

                                                FIRST CAPITAL INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004
                                                           __________


                                     PREFERRED STOCK       COMMON STOCK
                                  -----------------------------------------
                                                                             ADDITIONAL   UNISSUED   SUBSCRIP-
                                                                             PAID-IN      COMMON     TION          ACCUMULATED
                                  SHARES    AMOUNT    SHARES       AMOUNT    CAPITAL      STOCK      RECEIVABLE    DEFICIT
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003      4,336,200  $ 4,336  92,376,432    92,376   $ 7,532,298          -  $    (9,500)  $ (7,814,494)

Common stock voluntarily
  returned to treasury and
  cancelled                               -        -     (10,000)      (10)           10          -            -              -

Cash received for unissued
  common and preferred stock              -        -           -         -         4,950         50            -              -

Common and preferred stock
  issued for cash                   163,800      164   1,131,666     1,132       299,254          -            -              -

Common stock issued to employees
  as compensation                         -        -      45,000        45         4,055          -            -              -

Common stock issued to vendors
  for services performed                  -        -      50,000        50         4,950          -            -              -

Common stock options issued to
  vendors and individuals as
  compensation                            -        -           -         -        24,663          -            -              -

Common stock options issued to
  directors and employees as
  compensation                            -        -           -         -       190,400          -            -              -


Net loss                                  -        -           -         -             -          -            -       (840,564)
--------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 2004      4,500,000  $ 4,500  93,593,098   $93,593   $ 8,060,580  $      50  $    (9,500)  $ (8,655,058)
                                  =========  =======  ===========  ========  ===========  =========  ============  =============


                                  TOTAL
                                  STOCK-
                                  HOLDERS
                                  EQUITY
--------------------------------------------
Balance at December 31, 2003      $(194,894)

Common stock voluntarily
  returned to treasury and
  cancelled                               -

Cash received for unissued
  common and preferred stock          5,000

Common and preferred stock
  issued for cash                   300,550

Common stock issued to employees
  as compensation                     4,100

Common stock issued to vendors
  for services performed              5,000

Common stock options issued to
  vendors and individuals as
  compensation                       24,663

Common stock options issued to
  directors and employees as
  compensation                      190,400


Net loss                           (840,564)
--------------------------------------------


Balance at December 31, 2004      $(505,835)
                                  ==========

                     The accompanying notes are an integral part of these consolidated financial statements.
                                                            Continued

                                              FIRST CAPITAL INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                          FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004 - (CONTINUED)
                                                          __________


                                  PREFERRED STOCK       COMMON STOCK
                                ---------------------------------------
                                                                         ADDITIONAL    UNISSUED    SUBSCRIP-
                                                                           PAID-IN      COMMON        TION       ACCUMULATED
                                 SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL      STOCK      RECEIVABLE      DEFICIT
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004    4,500,000  $ 4,500  93,593,098  $93,593  $ 8,060,508  $      50   $    (9,500)  $ (8,655,058)

Common stock issued for cash            -        -   1,345,000    1,345       66,580        (50)            -              -

Common stock issued to vendors
  for services performed                -        -      50,000       50        2,450          -             -              -

Net loss                                -        -           -        -            -          -             -       (563,395)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005    4,500,000  $ 4,500  94,988,098  $94,988  $ 8,129,610  $       -   $    (9,500)  $ (9,218,453)
                                =========  =======  ==========  =======  ===========  ==========  ============  =============


                                  TOTAL
                                  STOCK-
                                 HOLDERS
                                 DEFICIT
                                ----------

Balance at December 31, 2004    $(505,835)

Common stock issued for cash       67,875

Common stock issued to vendors
  for services performed            2,500

Net loss                         (563,395)
------------------------------------------
Balance at December 31, 2005    $(998,855)
                                ==========

                   The accompanying notes are an integral part of these consolidated financial statements.
                                                          Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                   __________


                                                            2005        2004
                                                         ----------  ----------
Cash flows from operating activities:
  Net loss                                               $(563,395)  $(840,564)
  Adjustments to reconcile net loss to net cash used in
    operating activities:

    Depreciation expense                                         -          23
    Stock based payments                                     2,500     224,163
    Changes in operating assets and liabilities:
      Accounts receivable                                  (25,915)    (11,145)
      Inventory                                              7,865      11,783
      Accounts payable and accrued liabilities              90,734      15,001
                                                         ----------  ----------

          Net cash used in operating activities           (488,211)   (600,739)
                                                         ----------  ----------


Cash flows from financing activities:
  Proceeds from notes payable and long-term debt           508,346     334,021
  Proceeds from sale of common and preferred stock          67,875     305,550
  Payments on notes payable and long-term debt             (88,308)    (68,244)
                                                         ----------  ----------

          Net cash provided by financing activities        487,913     571,327
                                                         ----------  ----------

Net decrease in cash and cash equivalents                     (298)    (29,412)

Cash and cash equivalents, beginning of year                 9,447      38,859
                                                         ----------  ----------

Cash and cash equivalents, end of year                   $   9,149   $   9,447
                                                         ==========  ==========

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  25,610   $  15,556
                                                         ==========  ==========

  Cash paid for income taxes                             $       -   $       -
                                                         ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------------

     First Capital International, Inc. (the "Company"), formerly Ranger/USA, Inc., incorporated as a Delaware Corporation on April 21, 1994, assumed its current name in August 1998 when new management took over the Company. At the time new management assumed control, the Company had no existing operations, and began implementation of a new business plan. Beginning in 1998, the Company's original focus was the identification, acquisition and operation of businesses serving or focused on Central and Eastern European markets. Since 2001, the Company has focused its operations on the development of its "smart house" technology and markets for the Company's new home command center.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary VIP Systems, Inc. after elimination of all significant intercompany accounts and transactions.

     MANAGEMENT  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the valuation of deferred tax assets, the net realizable value of inventory, the realizability of accounts receivable and the value of stock based compensation.

     REVENUE  RECOGNITION
     --------------------

     The Company enters into two types of sales of VIP Systems: sales to end-users and sales to resellers. Revenue on sales to end-users is recognized upon completion of installation and testing of system. Revenue on sales to resellers is recognized upon delivery of systems.

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

     Accounts receivable arise primarily from transactions with customers in the United States. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is generally not required for credit granted.

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------------

     ACCOUNTS  RECEIVABLES
     ---------------------

     Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. No interest is charged on the past due accounts. Accounts past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.


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

     STOCK-BASED  COMPENSATION,  CONTINUED
     -------------------------------------


     Had the Company elected to recognize compensation cost for stock options based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) per share would have reflected the proforma amounts indicated below:

                                                     2005         2004
                                                  ----------  ------------
     Net loss as reported                         $(563,395)  $  (840,564)

     Add:  Stock-based employee compensation
       expense included in reported net income            -       224,163

     Deduct:  Stock-based employee compensation
       expense determined under fair value based
       method for all awards                       (102,034)     (443,969)
                                                  ----------  ------------

     Proforma net loss                            $(665,429)  $(1,060,370)
                                                  ==========  ============

     Loss per share:
       Basic and diluted as reported              $   (0.01)  $     (0.01)
                                                  ==========  ============

       Basic and diluted proforma                 $   (0.01)  $     (0.01)
                                                  ==========  ============

     NET  LOSS  PER  COMMON  SHARE
     -----------------------------

     The net loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The basic net loss per common share is computed based on the weighted average number of common shares outstanding during each period. The diluted net loss per common share reflects the potential dilution that could occur if stock options and preferred stocks were exercised or converted into common stock, under certain circumstances, that then would share in the earnings of the Company. Diluted EPS for 2005 and 2004 excludes any effect from outstanding stock options and preferred stocks, as their inclusion would be antidilutive or immaterial.


     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In December 2004, the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" payments to employees and others and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based payments. SFAS No. 123R is effective beginning with the first interim or annual period of first fiscal year beginning on or after December 15, 2005. The Company will be required to adopt SFAS No. 123R in its first quarter of fiscal 2006 and currently discloses the effect on net
     (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

     NEW  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     -------------------------------------------

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

     Through March 2006, the FASB has issued several new pronouncements including SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No.140". Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.


     RECLASSIFICATION  OF  FINANCIAL  STATEMENT  PRESENTATION
     --------------------------------------------------------

     Certain reclassifications have been made to the 2004 consolidated financial statements to conform with 2005 consolidated financial statements presentation. Such reclassifications have no effect on the net income as previously reported.


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2005 and 2004, the Company incurred net losses of $(563,395) and $(840,564), respectively, and had negative cash flows from operations of $(488,211) and $(600,739). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     Management has specific plans to address the Company's financial situation as follows:

     - In the near term, Management plans private placements of the Company's common stock to sophisticated investors to fund its operations.

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


     - The Company's cash requirement for 2006 is expected to be approximately $600,000, or $150,000 per quarter. The Company does not presently believe that we will have positive cash flow from operations in 2006 unless our revenue-producing operations expand significantly.

     The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.   NOTES PAYABLE
     -------------

     Notes payable at December 31, 2005 were as follows:

     Note payable to a finance company under a $23,000
       revolving line of credit, bearing interest at 4%
       per year and due on demand.  This note is not
       collateralized.                                       $10,107


     Credit card obligations under agreements that provide
       credit of up to $90,000.  These obligations bear
       interest at rates ranging from  9.99% to 30.78% per
       year and are not collateralized.                       80,292
                                                             -------

                                                             $90,399
                                                             =======


4.   NOTES  PAYABLE  AND  LONG-TERM  DEBT  TO  RELATED  PARTIES
     ----------------------------------------------------------

     Notes payable and long-term debt to related parties at December 31, 2005 were as follows:

     Notes payable to Alex Genin, the Company's Chief
       Executive Officer, who is a major stockholder.
       These notes bear interest at rates ranging from
       6.0 to 8.0% per year, and are due at various dates
       between November 2006 and October 2008. These
       notes are not collateralized.                                 $335,090

     Notes payable to corporations, bearing interest at rates
       ranging from 6.0 to 8.0% per year, and are due at various
       dates ranging from between November 2006 and December 2007.
       This notes are not collateralized.                             255,355


     Notes payable to Eastern Credit Limited, Inc., a
       company owned by the Company's Chief Executive
       Officer, who is a major stockholder of the Company.
       These notes bear interest at rates ranging from 6.0%
       to 8.0% per year and are due at various dates between
       October 2006 and October 2008.  These notes are
       not collateralized.                                            286,500


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

5.   NOTES PAYABLE AND LONG-TERM DEBT TO RELATED PARTIES, CONTINUED
     --------------------------------------------------------------

     Notes payable to ECL Trading Co., Inc., a
       company owned by the Company's Chief Executive
       Officer, who is a major stockholder of the Company.
       These notes bear interest at 6.0% per year and are
       due on February 23, 2008.  These notes are
       not collateralized.                                      14,447

     Note payable to Stromberg Development, Inc., a company
       owned by the spouse of the Chief Executive Officer,
       who is a major stockholder of the Company.  This
       note bears interest at 8% per year and is due on
       May 6, 2007.  This note is not collateralized.            8,248
                                                             ----------

                                                               899,640
     Less non-current portion                                 (843,440)
                                                             ----------

                                                             $  56,200
                                                             ==========

     Principal maturities during the next five years are as follows:

      YEAR ENDED
     DECEMBER 31,
     ------------
         2006                                                   $ 56,200
         2007                                                    401,893
         2008                                                    441,547
                                                                --------

                                                                $899,640
                                                                ========

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

     Accounts payable and accrued liabilities at December 31, 2005 were as follows:

       Trade accounts payable                                  $ 87,773
       Sales tax payable                                          6,832
       Accrued compensation                                         754
       Accrued interest payable                                  80,798
                                                               --------

                                                               $176,157
                                                               ========

7.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2005, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $5,927,000 which expire in 2008 through 2025. Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 2005 are as follows:

       Net operating losses                             $ 5,927,000
                                                        ============

         Total deferred tax assets                      $ 2,015,000

       Valuation allowance                               (2,015,000)
                                                        ------------

           Net deferred tax assets                      $         -
                                                        ============


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


7.   INCOME  TAXES,  CONTINUED
     -------------------------

     For financial reporting purposes, loss from operations before provision for income taxes relates 100% to United States operations for the years ended December 31, 2005 and 2004.

     The difference between the income tax benefit in the accompanying consolidated statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to loss from operations is as follows:

                                          2005                   2004
                                   -------------------  --------------------
                                    AMOUNT    PERCENT     AMOUNT    PERCENT
                                  ----------  --------  ----------  --------
       Benefit for income tax at
         federal statutory rate   $ 191,554      34.0%  $ 285,792      34.0%
       Non-deductible expense        (1,645)    (0.29)    (76,215)     (9.1)
       Increase in valuation
         allowance                 (189,909)   (33.71)   (208,874)    (24.8)
       Other                             (-)       (-)       (703)     (0.1)
                                  ----------  --------  ----------  --------

                                  $       -         -%  $       -         -%
                                  ==========  ========  ==========  ========

8.   OPERATING  LEASE
     ----------------

     The Company leases office space under an operating lease with a term of three years at a rate of $5,042 per month. The lease provides for renewal options, payment of taxes and utilities by the Company, and charges for increases for certain costs to the landlord. Rental expense under the operating lease was $60,760 and $65,210 during the years ended December 31, 2005 and 2004, respectively.

     Minimum annual lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2005 are as follows:

      YEAR ENDED
     DECEMBER 31,
     ------------

        2006                                               $45,378
                                                           -------

     Total minimum lease payments                          $45,378
                                                           =======


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


9.   CAPITAL  STRUCTURE  DISCLOSURE
     ------------------------------

     PREFERRED  STOCK
     ----------------

     The Company has authorized 10,000,000 shares of serial preferred stock for which the Company's Board of Directors may designate voting power, preferences, limitations and restrictions.

     At December 31, 2005, the Company had the following preferred stocks outstanding:

     1,000,000 shares convertible, at the option of the holder, into common shares of the Company prior to February 15, 2007 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $.12 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.065. In addition, these stocks carry a cumulative coupon dividend of 8% per annum.

     2,000,000 shares convertible, at the option of the holder, into common shares of the Company prior to June 1, 2007 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $.08 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.05. In addition, these stocks carry a cumulative coupon dividend of 6% per annum.

     500,000 shares convertible, at the option of the holder, into common shares of the Company prior to June 30, 2006 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $1.00 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.05. In addition, these stocks carry a cumulative coupon dividend of 6% per annum.

     1,000,000 shares convertible, at the option of the holder, into common shares of the Company prior to May 15, 2006 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $.25 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.05. In addition, these stocks carry a cumulative coupon dividend of 6% per annum.

     Arrearage in cumulative preferred dividends as of December 31, 2005 was approximately $1,000.

     The outstanding preferred stocks do not have any voting rights or any liquidation preferences.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

     COMMON  STOCK
     -------------

     During the years ended December 31, 2005 and 2004, the Company issued 1,395,000 and 1,226,666 shares of common stock, respectively. Certain of the shares were issued for employee and non-employee compensation at prices representing a discount from the fair value of the Company's common stock at the date of issue or other appropriate measurement date, resulting in compensation expense to the Company.

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

10.  STOCK OPTIONS
     -------------

     During the years ended December 31, 2005 and 2004, the Company issued non-qualified options to investors, vendors, individuals, employees, officers and directors and all such options are immediately exercisable for shares of the Company's common stock. The table below summarizes the annual activity in the Company's stock options:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                          OPTIONS    EXERCISE PRICE     PRICE
                                        -----------  ---------------  ---------

     Balance at December 31, 2003        6,540,000   $ 0.03 to $0.15  $    0.07
       Granted to employees,
         officers and directors          7,870,000   $0.015 to $0.12  $    0.05
       Granted to vendors                  300,000   $0.015 to $0.02  $    0.02
       Granted to individuals              200,000   $0.055 to $0.06  $    0.06
       Cancelled or expired             (5,500,000)  $ 0.03 to $0.15  $    0.07
                                        -----------

     Balance at December 31, 2004        9,410,000   $          0.05
                                        -----------

       Granted to employees,
         officers and directors          2,950,000   $ 0.02 to $0.05  $    0.03
       Granted to vendors                  150,000   $          0.05  $    0.05
       Cancelled or expired             (2,875,000)  $0.015 to $0.12  $    0.11
       Exercised                          (185,000)  $0.015 to $0.04  $    0.02
                                        -----------

          Balance at December 31, 2005   9,450,000   $0.015 to $0.05  $    0.02
                                        ===========

     For purposes of determining compensation expense associated with stock options, the intrinsic value of the Company's stock options was determined based upon the quoted market price of the Company's common stock for options issued to employees. Fair value of the Company's stock options was determined based upon the Black-Scholes option pricing model for options issued to non-employees. The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the years ended December 31, 2005 and 2004: (i) average dividend yield of 0.00%; (ii) expected volatility of 150.00% and 150.00%, respectively; (iii) expected life between 1 and 3 years and 1 and 3 years, respectively; and (iv) estimated risk-free interest rate of 5% and 3.25%, respectively.


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

     All outstanding stock options are currently exercisable. A summary of outstanding stock options at December 31, 2005 follows:

      NUMBER OF                      REMAINING
     COMMON STOCK                   CONTRACTUAL   EXERCISE
     EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)    PRICE
     ------------  ---------------  ------------  ---------
           50,000  March 2006                0.3  $    0.05
           60,000  June 2006                 0.4       0.03
           80,000  June 2006                 0.4       0.02
          110,000  June 2006                 0.4       0.05
        1,000,000  October 2006              0.9       0.04
          150,000  December 2006             1.0      0.015
        2,800,000  February 2007             1.1       0.03
        5,200,000  December 2007             2.0      0.015
     ------------

        9,450,000
     ============

11.  LEGAL  PROCEEDINGS
     ------------------

     On October 23, 2003, the Securities and Exchange Commission ("Commission") accepted the Company's Offer of Settlement ("Offer") and that of the Company's President/Chief Executive Officer (the "CEO"), in anticipation of the Commission's institution of public cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933 ("Order"). Solely for the purpose of those proceedings and any other proceedings brought by or on behalf of the Commission, and without admitting or denying the findings contained in the Order, the Company and the CEO consented to the findings in the Order.

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


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

12.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2005 and 2004, the Company engaged in certain related party transactions as follows:

     During 2005 and 2004 the Company obtained loans (Note 4) from Alex Genin, Eastern Credit Limited, Inc., ECL Trading, Inc. (companies Mr. Genin controls) and from Stromberg Development, Inc., a company owned by the spouse of Mr. Genin. Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer (See Note 5). During 2005 and 2004, interest charged on notes payable to the related parties was $50,089 and $24,108 respectively.

     During 2004, under the Agreement signed on February 6, 2003, the Company received the last installments of $163,800 from United Capital Group for preferred stock. This brings United Capital Group's total investment in preferred stock to $750,674. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. On March 11, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6%. This note was due on March 11, 2005, but has been extended until March 11, 2007. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes are collateralized.

     During 2004, Alex Genin, the Company's chief executive officer, made several loans to the Company under six separate promissory notes for a total principal amount of $41,700 which bear interest at the rate ranging from 6% to 7% and which are due between November 2006 and October 2008. During 2005, Alex Genin made several loans to the Company under 20 separate promissory notes for a total principal amount of $93,190 which bear interest at the rate ranging from 7% to 8% and which are due between October 2006 and April 2008. None of these notes are collateralized.

     During  2004,  Eastern  Credit  Limited, Inc., a company controlled by Alex
     Genin, the Company's chief executive officer, made several loans to the Company under 13 separate promissory notes for a total principal amount of $145,700 which bear interest at the rate ranging from 6% to 7% and which are due between October 2006 and October 2008. During 2005, Eastern Credit Limited, Inc. made several loans to the Company under 18 separate promissory notes for a total principal amount of $141,250 which bear interest at the rate ranging from 6% to 8% and which are due between May 2007 and March 2008. None of these notes are collateralized.

     During 2004, Stromberg Development, Inc., a company owned by the spouse of Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $3,433 which bear interest at the rate of 8% and which are due between November 2006 and October 2007. These notes were paid off in 2005. During 2005, Stromberg Development, Inc. made several loans to the Company under four separate promissory notes for a total principal amount of $28,000 which bear interest at the rate of 8% and which are due between February 2007 and February 2008. Three of these notes were paid off in 2005, the remaining principle balance on the last note as of December 31, 2005 was $8,248. None of these notes are collateralized.

     During 2005, ECL Trading, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $20,000 which bear interest at the rate of 6% and which are due in February 2008. One of these notes was partially paid off in 2005, the remaining principle balance on these notes as of December 31, 2005 was $14,448. None of these notes are collateralized.


                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

     During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which are due between April 2007 and June 2007. None of these notes are collateralized.

     During 2005, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under ten separate promissory notes for a total principal amount of $29,855 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes are collateralized.


13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods were used to estimate the fair value of financial instruments.

     Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

     LONG-TERM  NOTES  PAYABLES  TO  RELATED  PARTIES

     It was not practical to estimate the fair value of long-term notes payables to related parties. The terms of the amounts reflected in the consolidated balance sheet at December 31, 2005 are more fully discussed in Note 4.

     NOTES  PAYABLE  AND  LONG-TERM  DEBT

     Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. Estimated fair values of notes payable at December 31, 2005 are not materially different from cost or book-value.

14.  MAJOR  CUSTOMERS
     ----------------

     During the years ended December 31, 2005 and 2004, three customers each accounted for more than 10% of revenue as follows:

                                                     2005             2004
                                                    -----            -----
     Customer 1                                       33%              20%
     Customer 2                                       12%              14%
     Customer 3                                        7%              13%

     At December 31, 2005, 56%, 4% and 0% of the Company's accounts receivable were due from these customers, respectively.

15.  SUBSEQUENT  EVENT
     -----------------

     Subsequent to December 31, 2005, the Company raised additional financing of $500,000 by issuing a debt security to a sophisticated investor.