Form 10KSB/A
period 2005-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2006-05-12
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 1

 The purpose of this Amendment is to reflect certain related party transactions which were previously disclosed in the Liquidity and Capital Resources Section of Item 6 (Management's Discussion and Analysis) of our Form 10-KSB filing, but which were inadvertently not disclosed in Item 12 (Certain Relationships and Related Transactions) of our Form 10-KSB filing. Additionally, this Amendment provides disclosure in Items 6, 11 and 12 to address the issuance and rights of our outstanding preferred stock.

 Except as described above, no other changes have been made to the Report. This
  Amendment does not update any other disclosures to reflect developments since the original date of the filing.


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

SIGNATURES

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

References to First Capital International, Inc. in this Form 10-KSB include First Capital International, Inc. and our wholly-owned subsidiary VIP Systems, Inc., which is a home automation firm.

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

     ISSUANCE  OF  PREFERRED  STOCK

We presently have authorized 10,000,000 shares of preferred stock, par value $.001 per share. There are presently 4,500,000 shares of preferred stock outstanding. The outstanding shares of preferred stock are convertible into approximately 20,366,667 shares of our common stock and are entitled to certain dividend rights. The outstanding shares of preferred stock do not have any voting rights. Our Board of Directors has the authority, without action or consent by the stockholders, to issue the authorized preferred stock in one or more series, to fix the number of shares in each series, and to determine the voting rights, preferences as to dividends and liquidation rights, conversion rights, and other rights of any series of preferred stock. The shares of preferred stock could adversely affect the rights of the holders of common stock and could prevent holders of common stock from receiving a premium upon the sale of the common stock. For example, an issuance of preferred stock could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over our common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock.

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

Name and Address                   Shares of Common       Percent of
of Beneficial Holder           Stock Beneficially Owned      Class
-----------------------------  -------------------------  -----------
Alex Genin - Director, CEO,    65,570,000 (1)(2)(3)(4)          64.4%
Acting CFO, President
5120 Woodway, Suite 9000
Houston, Texas 77056

Michail Dashkovsky - Director           0                          0%
5120 Woodway, Suite 9000
Houston, Texas 77056

Merrill P. O'Neal - Director      100,000                        0.1%
5120 Woodway, Suite 9000
Houston, Texas 77056

H. Andrew Grebe - Director        200,000                        0.2%
5120 Woodway, Suite 9000
Houston, Texas 77056

Eurocapital Group, Ltd         28,500,000 (3)                   30.6%
19 Peel Road
Douglas, Isle of Man
British Isles 1M1 4LS

United Capital Group Limited   22,370,000 (3)(4)(5)             23.8%
50 Town Range, Suite 7B
Gibraltar

NefteCredit Ltd.                4,640,000                        5.0%
13/F, Silver Fortune Plaza
1 Wellington Street,
Central, Hong Kong

---------------------------------------------------------------------
All officers and directors as
a Group-Four Persons           65,870,000                       64.7%
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

(4) Includes shares of common stock owned by Eurocapital Group, Ltd. and United Capital Group Limited. Excludes 14,166,667 shares of our common stock which would be issuable upon the conversion of shares of preferred stock held by United Capital Group Limited but which have not been converted because there is not currently a sufficient number of authorized shares of common stock available.

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

Pursuant to a letter agreement signed on February 6, 2003, during 2004 the Company received the last installments of $163,800 from United Capital Group for the purchase of preferred stock. United Capital Group is controlled by Alex
Genin,  the  Company's  chief  executive  officer.    Pursuant  to  the  letter
agreement, United Capital Group purchased the following shares of our preferred stock:

A. 500,000 shares of preferred stock, convertible, at the option of the holder, into common shares of the Company prior to June 30, 2006 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $1.00 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.05. In addition, these stocks carry a cumulative coupon dividend of 6% per annum. The total accumulated coupon dividend due on these shares as of December
     31, 2005, was $34.68. The conversion feature of these shares has been extended to June 30, 2008 by agreement of the parties; and

B. 1,000,000 shares of preferred stock, convertible, at the option of the holder, into common shares of the Company prior to May 15, 2006 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $.25 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.05. In addition, these stocks carry a cumulative coupon dividend of 6% per annum. The total accumulated coupon dividend due on these shares as of December
     31, 2005, was $192.16. The conversion feature of these shares has been extended to May 15, 2008 by agreement of the parties.

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

During 2004, the Company received approximately $305,333 of advances from Mr. Genin, its chief executive officer and a company controlled or related to him. During 2005, the Company received $423,295 of advances from its chief executive officer and companies controlled or related to him. The principle due under these advances as of December 31, 2005 was $899,640. The following is a summary of all loan transactions with entities related to Mr. Genin:

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2006.


FIRST CAPITAL INTERNATIONAL, INC.

--------------------------------
By:  /s/  Alex Genin
Alex Genin
Director, CEO, Acting CFO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                    Title                               Date
---------                    -----                               ----

-------------------
/s/  Alex  Genin             Director,                           May 10, 2006
Alex  Genin                  Chief  Executive  Officer,
                             Acting  Chief  Financial  Officer
                             And  President

-------------------
/s/  Merrill P. O'Neal       Director                            May 10, 2006
Merrill P. O'Neal


-------------------
/s/  H. Andrew Grebe         Director                            May 10 , 2006
H. Andrew Grebe

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