Form 10QSB
period 2006-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2006-05-15
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 000-26271

                        FIRST CAPITAL INTERNATIONAL, INC.
              (Exact Name of Small Business Issuer in its Charter)

          DELAWARE                      3571                76-0582435
(State or Other Jurisdiction      Primary Standard            (I.R.S.
of Incorporation  Industrial       Classification            Employer
        or Organization)             Code Number        Identification No.)

                       5120 WOODWAY
                        SUITE 9000
                      HOUSTON, TEXAS                                   77056
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


Number of shares outstanding as of the close of business on May 3, 2006:

                TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING
     ----------------------------------       -----------------------------
     Common  Stock,  $0.001  par  value.                   95,708,532

     Transitional Small Business Disclosure Format (Check one):  Yes   No

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS





                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                    FIRST CAPITAL INTERNATIONAL, INC.
                            TABLE OF CONTENTS
                               __________



                                                                PAGE
                                                                ----
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheet as of March 31, 2006
    and December 31, 2005                                       F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three months ended March 31, 2006 and 2005          F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the three months ended March 31, 2006            F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the three months ended March 31, 2006 and 2005          F-6

Notes to Unaudited Consolidated Condensed Financial Statements  F-7


                           FIRST CAPITAL INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2006 AND DECEMBER 31, 2005
                                      __________



                                                           MARCH 31,     DECEMBER 31,
                                                              2006           2005
     ASSETS                                               (UNAUDITED)     (AUDITED)
     ------                                               ------------  --------------
Current assets:
  Cash and cash equivalents                               $   124,241   $       9,149
  Accounts receivable                                          91,427          41,282
  Inventory                                                   114,640         116,910
                                                          ------------  --------------

      Total assets                                        $   330,308   $     167,341
                                                          ============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                           $    84,733   $      90,399
  Current portion of long-term debt to related parties         43,500          56,200
  Accounts payable and accrued liabilities                    106,066         176,157
                                                          ------------  --------------

      Total current liabilities                               234,299         322,756

Long-term debt to related parties                             678,926         843,440
Other long-term liabilities                                   462,963               -
                                                          ------------  --------------

      Total liabilities                                     1,376,188       1,166,196
                                                          ------------  --------------


Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares
    authorized; 4,500,000 shares issued and outstanding         4,500           4,500
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 95,708,532 shares issued and outstanding       95,708          94,988
  Additional paid-in capital                                8,232,927       8,129,610
  Accumulated deficit                                      (9,371,890)     (9,218,453)
  Subscription receivable                                      (7,125)         (9,500)
                                                          ------------  --------------

      Total stockholders' deficit                          (1,045,880)       (998,855)
                                                          ------------  --------------

        Total liabilities and stockholders' deficit       $   330,308   $     167,341
                                                          ============  ==============

                 The accompanying notes are an integral part of these
                unaudited consolidated condensed financial statements.
                                       Continued

                          FIRST CAPITAL INTERNATIONAL, INC.
              UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                     __________


                                                           MARCH 31,     MARCH 31,
                                                              2006          2005
                                                          ------------  ------------
Revenue:
  System sales                                            $   101,582   $    15,937
  Merchandise sales                                             2,357         3,331
                                                          ------------  ------------

    Total revenue                                             103,939        19,268
                                                          ------------  ------------

Costs of sales:
  Cost of systems                                              23,192         2,363
  Cost of merchandise sold                                        655         3,060
                                                          ------------  ------------

    Total cost of sales                                        23,847         5,423
                                                          ------------  ------------

Gross margin                                                   80,092        13,845
                                                          ------------  ------------

Selling, general and administrative expenses:
  Operating and general expenses                              213,749       198,587
  Stock and option based compensation                               -         9,000
                                                          ------------  ------------

      Total selling, general and administrative expenses      213,749       207,587
                                                          ------------  ------------

Loss from operations                                         (133,657)     (193,742)

Other expense:
    Interest expense                                           19,780        12,519
                                                          ------------  ------------

Net loss                                                  $  (153,437)  $  (206,261)
                                                          ============  ============

Basic and diluted net loss per common share               $     (0.00)  $     (0.00)
                                                          ============  ============

Weighted average shares outstanding                        92,781,423    93,593,098
                                                          ============  ============

                The accompanying notes are an integral part of these
               unaudited consolidated condensed financial statements.
                                      Continued

                                                 FIRST CAPITAL INTERNATIONAL, INC.
                                UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                             FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                            __________

                                  PREFERRED STOCK        COMMON STOCK                                                    TOTAL
                                 -----------------------------------------  ADDITIONAL    SUBSCRIP-                      STOCK-
                                                                              PAID-IN        TION       ACCUMULATED     HOLDERS
                                  SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL     RECEIVABLE      DEFICIT        EQUITY
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2005     4,500,000  $ 4,500  94,988,098   $ 94,988  $ 8,129,610  $    (9,500)  $ (9,218,453)  $  (988,855)

Common stock voluntarily
    returned to treasury and
    cancelled                            -        -  (2,393,566)   (2,394)        2,394            -              -             -

Common stock issued for cash             -        -     614,000       614        66,386            -              -        67,000

Common stock issued as
    collateral for Note Payable          -        -   2,500,000     2,500        34,537            -              -        37,037

Cash received for subscription
   receivable                            -        -           -         -             -        2,375              -         2,375

Net loss                                 -        -           -         -             -            -       (153,437)     (153,437)
----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2006        4,500,000  $ 4,500  95,708,532   $95,708   $ 8,232,927  $    (7,125)  $ (9,371,890)  $(1,045,880)

                                       The accompanying notes are an integral part of these
                                      unaudited consolidated condensed financial statements.
                                                             Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                    __________


                                                          MARCH 31,    MARCH 31,
                                                            2006         2005
                                                         -----------  -----------
Cash flows from operating activities:
  Net loss                                               $ (153,437)  $ (206,261)
  Adjustments to reconcile net loss to net cash used in
    operating activities:

    Stock based payments                                          -        9,000
    Changes in operating assets and liabilities:
      Accounts receivable                                   (50,145)       1,506
      Inventory                                               2,270        1,800
      Notes payable                                          (5,666)           -
      Accounts payable and accrued liabilities              (70,091)      14,448
                                                         -----------  -----------

          Net cash used in operating activities            (277,069)    (179,507)
                                                         -----------  -----------


Cash flows from financing activities:
  Proceeds from book overdraft                                    -       13,694
  Proceeds from notes payable and long-term debt                  -      138,319
  Proceeds from notes payable secured by issuance
  of common stock                                           500,000            -
  Proceeds from sale of common stock                         69,375       27,000
  Payments on notes payable and long-term debt             (177,214)           -
                                                         -----------  -----------

          Net cash provided by financing activities         392,161      179,013
                                                         -----------  -----------

Net increase (decrease) in cash and cash equivalents        115,092         (494)

Cash and cash equivalents, beginning of period                9,149        9,447
                                                         -----------  -----------

Cash and cash equivalents, end of period                 $  124,241   $    8,953
                                                         ===========  ===========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $   22,782   $    3,598
                                                         ===========  ===========

  Cash paid for income taxes                             $        -   $        -
                                                         ===========  ===========

               The accompanying notes are an integral part of these
              unaudited consolidated condensed financial statements.
                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   __________

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

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of First Capital International, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

REVENUE RECOGNITION
-------------------

     Revenue is generated from two major sources: merchandise sales over the internet and VIP Systems(TM) sales. Internet merchandise sales are recognized at the time the merchandise is shipped from our facility. Revenue from VIP Systems(TM) sales is recognized at the time of delivery to the customer.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   __________


1.     BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES  - CONTINUED
       -------------------------------------------------------------------------

     STOCK-BASED  COMPENSATION
     ------------------------


     Until December 31, 2005, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for
     Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, we only recorded stock-based compensation resulting from options granted at below fair market value. Effective January 1, 2006, we adopted SFAS No. 123R, "Share Based Payment", which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.

     Valuation and Amortization Method-We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

     Expected Term-The expected term represents the period that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

     Expected Volatility-Stock-based payments made prior to January 1, 2006 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to December 31, 2005 are valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

     Risk-Free Interest Rate-We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

     Estimated Forfeitures-When estimating forfeitures, we considers voluntary termination behavior as well as analysis of actual option forfeitures.

     We recognized no stock-based compensation cost in the quarter ended March 31, 2006, because no stock-based awards were granted for the three month period ending March 31, 2006. Restricted stock is expensed based on the fair market value on the grant date.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   __________

1.     BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES  - CONTINUED
       -------------------------------------------------------------------------

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     Through March 2006, the FASB has issued several new pronouncements including SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No.140". Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.


2.     GOING  CONCERN  CONSIDERATION
       -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors and related parties to sustain its operations. During the years ended December 31, 2005 and 2004, the Company incurred net losses of $(563,395) and $(840,564), respectively, and had negative cash flows from operations of $(488,211) and $(600,739). Such losses and negative cash flows from operations have continued during the three months ended March 31, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

     There can be no assurance that the Company's planned private placement of equity securities will be successful or that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon the following key factors:

     - The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations.

     -    The  ability  of  the  Company  to  develop  businesses.

     - The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

     - The Company's cash requirement for 2006 is expected to be approximately $200,000 per quarter. The Company does not presently believe that we will have positive cash flow from operations in 2006 unless our revenue-producing operations expand significantly.

     The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   __________


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


4.     STOCKHOLDERS'  EQUITY
       ---------------------

     On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share to a sophisticated investor as collateral for the Note Payable bearing interest 0% and due on May 30, 2007. The contract also allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principle balance of $500,000. The Company is accreting the repayment value of this Note using the effective interest method over the repayment period, based on an effective interest rate of 8.0%. The repayment value at March 31, 2006 is $462,963 and is recorded as other long-term liabilities in the consolidated balance sheet.


5.     CONVERTIBLE PREFERRED STOCK AND STOCK OPTIONS OUTSTANDING
       ---------------------------------------------------------

     In the event that holders of convertible rights of option exercise such rights of conversion, the Company does not have sufficient number of authorized shares conversion stock to fulfill such obligations and a shareholder meeting would be required to approve the additional authorized number of shares. There is no assurance that the shareholders would approve the increase to the number of authorized shares of stock to meet the conversion obligations under the various conversion agreements or options.

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

     References to First Capital International, Inc. in this Form 10-QSB include First Capital International, Inc. and our wholly-owned subsidiary - VIP
     Systems,  Inc.  (a  home  automation  firm).

     STOCK-BASED  COMPENSATION

     Until December 31, 2005, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for
     Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, we only recorded stock-based compensation resulting from options granted at below fair market value. Effective January 1, 2006, we adopted SFAS No. 123R, "Share Based Payment", which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.

     Valuation and Amortization Method-We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

     Expected Term-The expected term represents the period that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

     Expected Volatility-Stock-based payments made prior to January 1, 2006 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to December 31, 2005 are valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

     Risk-Free Interest Rate-We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

     Estimated Forfeitures-When estimating forfeitures, we considers voluntary termination behavior as well as analysis of actual option forfeitures.

     We recognized no stock-based compensation cost in the quarter ended March 31, 2006, because no stock-based awards were granted for the three month period ending March 31, 2006. Restricted stock is expensed based on the fair market value on the grant date.

     NEW  ACCOUNTING  PRONOUNCEMENTS

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

     Our second demonstration of our ASGDS is scheduled for May 11, 2006. This event is hosted by the Port of Houston Authority and US Department of Homeland Security. This event will be attended by the Consular Corps of Houston, as well as representatives from oil and gas companies. At this event, we intend to demonstrate our technology, fully integrated with the satellite broadband service and the new state-of-the-art DefendIR camera system.

     In the first quarter of 2006, we had several meetings with the representatives of Russian Government regarding our Air Sea Ground Defense System and believe that good opportunities exist in Russia for our security solutions, due to rapidly growing business of LNG export from Russia to the USA.

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

     During 2005, we completed several security installations at Marriott Hotel Group properties in Texas and Louisiana. At present time we are expanding our relations with Marriott Hotel Group.

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

     To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including:

          - Port of Houston Homeland Security Demonstration event using US Merchant Fleet ship - "New challenges for Port Security" in
               Houston,  Texas  in  May  2006;

          -    Houston  Apartment  Association  Show  in Houston, Texas in April
               2006

          - Port of Houston LNG Tankers Security Demo in Houston, Texas in October 2004;

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

     GOING  CONCERN  ISSUE

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $153,437 and $206,261 during the three months ended March 31, 2006 and 2005, respectively. We also had negative cash flows from operations of $277,069 and $179,507 during the three months ended March 31, 2006 and 2005, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

          - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

          -    Our  ability  to acquire or internally develop viable businesses;
               and

          - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations.

     As a result of these potential liquidity problems, our auditors McConnell and Jones, L.L.P. and our former auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2005 and 2004 respectively, indicating that substantial doubt exists about our ability to continue as a going concern.

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

     Recurring losses have resulted in an accumulated deficit of $9,371,890 on March 31, 2006. Revenues for the three months ended March 31, 2006 were $103,939 compared to revenues of $19,268 for the three months ended March 31, 2006. The increase in revenue is a result of our marketing efforts. Losses in the three months ended March 31, 2006 and 2005 were attributable primarily to the early stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

     COMPETITION

     There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We can give no assurances that we will be able to successfully compete in this market. We believe that VIP Systems(TM) is more integrated and has more functionality than other products currently in the home automation and video security markets. VIP Systems(TM) is more affordable for distributors and the general public, compared to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc. Our ability to add video security features and install a complete integrated solution gives us a competitive edge. We believe these factors give us a competitive advantage in comparison with other similar products on the market, although we anticipate that the number of competitors will increase in the future.


     THE THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

     During the three months ended March 31, 2006, our revenues were $103,939 as compared to $19,268 for the three months ended March 31, 2005, due to our marketing activities.

     During the three months ended March 31, 2006, operating and general expenses increased by $15,162 or 8% to $213,749 as compared to the three months ended March 31, 2005. This increase was due to normal business fluctuation.

     During the three months ended March 31, 2006, we had stock and option based compensation of $0 as compared to $9,000 in the three months ended March 31, 2005. The decrease was the result of fewer issuances or sales of common stock at a below market prices. The sales resulted in charges to compensation expense for the difference between the sales price and the market price at the date of sale.

     During the three months ended March 31, 2006, we had a net loss of $153,437 as compared to a net loss of $206,261 in the three months ended March 31, 2005.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2006, we had cash resources of $124,241. We estimate that during three months ending June 30, 2006, our cash requirements will be approximately $200,000 (or approximately $65,000 per month). We do not presently believe that we will have positive cash flow from operations in 2006 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations is adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2006 if funds are available: $250,000 for continued development of our home automation and video security business and $100,000 for marketing expenses.

     During the three months ended March 31, 2006, we received $67,000 in cash for shares of our common stock from four investors.

     During 2004, under the Agreement signed on February 6, 2003, the Company received the last installments of $163,800 from United Capital Group for preferred stock. This brings United Capital Group's total investment in preferred stock to $750,674. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. On March 11, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6%. This note has been partially paid off during the first quarter of 2006. The remaining balance on this note as of March 31, 2006 is $68,546. This note was due on March 11, 2005, but has been extended until March 11, 2007. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes are collateralized.

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

     During  2004,  Eastern  Credit  Limited, Inc., a company controlled by Alex
     Genin, the Company's chief executive officer, made several loans to the Company under 13 separate promissory notes for a total principal amount of $145,700 which bear interest at the rate ranging from 6% to 7% and which are due between October 2006 and October 2008. During the first quarter of 2006 some of these notes were paid off. The remaining balance on these notes is $108,121. During 2005, Eastern Credit Limited, Inc. made several loans to the Company under 18 separate promissory notes for a total principal amount of $141,250 which bear interest at the rate ranging from 6% to 8% and which are due between May 2007 and March 2008. During 2005 one note was paid off. The remaining balance on these notes is $140,800. None of these notes are collateralized.

     During 2004, Stromberg Development, Inc., a company owned by the spouse of Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $3,433 which bear interest at the rate of 8% and which are due between November 2006 and October 2007. These notes were paid off in 2005. During 2005, Stromberg Development, Inc. made several loans to the Company under four separate promissory notes for a total principal amount of $28,000 which bear interest at the rate of 8% and which are due between February 2007 and February 2008. None of these notes were collateralized. As off March 31, 2006 all notes were paid off in full.

     During 2005, ECL Trading, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $20,000 which bear interest at the rate of 6% and which are due in February 2008. None of these notes were collateralized. As of March 31, 2006, all these notes were paid off in full.

     During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which are due between April 2007 and June 2007. None of these notes are collateralized.

     During 2005, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under ten separate promissory notes for a total principal amount of $29,855 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes were collateralized. As of March 31, 2006, all these notes were paid off in full.

     On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share to a sophisticated investor as collateral for the Note Payable bearing interest 0% and due on May 30, 2007. The contract also allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principle balance of $500,000. The present value of this Note Payable is $462,963 based on an effective interest rate of 8.0% and recorded as other long-term liabilities in the consolidated balance sheet.

     We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

     As previously discussed, our auditors, McConnell and Jones, L.L.P. and former auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2005 and 2004 accordingly, indicating that substantial doubt exists about our ability to continue as a going concern.


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


                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2006, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons was knowledgeable about the Company's operations and financial condition.

     During the three months ended March 31, 2006, we received $67,000 from four investors for a total sale of 614,000 shares of our restricted common stock. The market value of these issuances ranged from $0.06 to $0.12 per share.

     On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share to a sophisticated investor as collateral for the Note Payable bearing interest 0% and due on May 30, 2007. The contract also allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principle balance of $500,000. The present value of this Note Payable is $462,963 based on an effective interest rate of 8.0% and recorded as other long-term liabilities in the consolidated balance sheet.

     CONVERTIBLE  PREFERRED  STOCK  AND  STOCK  OPTIONS  OUTSTANDING

     In the event that holders of convertible rights of option exercise such rights of conversion, the Company does not have sufficient number of authorized shares conversion stock to fulfill such obligations and a shareholder meeting would be required to approve the additional authorized number of shares. There is no assurance that the shareholders would approve the increase to the number of authorized shares of stock to meet the conversion obligations under the various conversion agreements or options.


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

     First  Capital  International,  Inc.


     Date: May 12, 2006            By: /s/ Alex Genin
                                   Alex Genin
                                   Chief Executive Officer and
                                   Acting Chief Financial Officer