Form 10QSB
period 2006-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2006-08-03
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

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
  (State or Other Jurisdiction      Primary Standard         (I.R.S. Employer
        of Incorporation        Industrial Classification   Identification No.)
        or Organization)              Code Number


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Number of shares outstanding as of the close of business on July 18, 2006:

              TITLE OF CLASS              NUMBER OF SHARES OUTSTANDING
  -----------------------------------  ---------------------------------
  Common  Stock,  $0.001  par  value.              96,078,532

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements. . . . . . . . . . . . . . . F-1

Item 2. Management's Discussion and Analysis or Plan of Operations . .   3

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . .   9

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. .  10

Item 6. Exhibits . . . . . . . . . . . . . . . . ..  . . . . . . . . .  10

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________


                                                                          PAGE
                                                                          ----

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of June 30, 2006
    and December 31, 2005                                                  F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months and six months ended June 30, 2006 and 2005       F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Deficit for the six months ended June 30, 2006                         F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the six months ended June 30, 2006 and 2005                        F-6

Notes to Unaudited Consolidated Condensed Financial Statements             F-7

                               FIRST CAPITAL INTERNATIONAL, INC.
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                              JUNE 30, 2006 AND DECEMBER 31, 2005
                                          __________



                                                                    JUNE 30,     DECEMBER 31,
                                                                      2006           2005
ASSETS                                                            (UNAUDITED)     (AUDITED)
------                                                            ----------------------------
Current assets:
  Cash and cash equivalents                                       $    13,177   $       9,149
  Accounts receivable                                                  82,084          41,282
  Inventory                                                           114,096         116,910
                                                                  ------------  --------------

      Total assets                                                $   209,357   $     167,341
                                                                  ============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                                   $    75,517   $      90,399
  Accounts payable and accrued liabilities                            127,181         176,157
  Current portion of long-term debt to related parties                262,136          56,200
  Current portion of other long-term liabilities                      470,900               -
                                                                  ------------  --------------

      Total current liabilities                                       935,734         322,756

Long-term debt to related parties                                     460,290         843,440
                                                                  ------------  --------------

      Total liabilities                                             1,396,024       1,166,196
                                                                  ------------  --------------


Stockholders' deficit:
  Preferred stock, $0.001 par value; 10,000,000 shares
    authorized; 4,500,000 shares issued and outstanding                 4,500           4,500
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 96,078,532 shares issued and outstanding               96,078          94,988
  Additional paid-in capital                                        8,301,052       8,129,610
  Accumulated deficit                                              (9,581,172)     (9,218,453)
  Subscription receivable                                              (7,125)         (9,500)
                                                                  ------------  --------------

      Total stockholders' deficit                                  (1,186,667)       (998,855)
                                                                  ------------  --------------

        Total liabilities and stockholders' deficit               $   209,357   $     167,341
                                                                  ============  ==============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                       FIRST CAPITAL INTERNATIONAL, INC.
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   __________


                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30,                    JUNE 30,
                                     --------------------------  --------------------------
                                         2006          2005          2006          2005
                                     ------------  ------------  ------------  ------------
Revenue:
  System sales                       $    23,992   $    21,769   $   125,574   $    37,706
  Merchandise sales                        2,205         1,758         4,562         5,089
                                     ------------  ------------  ------------  ------------

    Total revenue                         26,197        23,527       130,136        42,795
                                     ------------  ------------  ------------  ------------

Costs of sales:
  Cost of systems                         15,821         4,680        39,014         7,043
  Cost of merchandise sold                   571         3,376         1,225         6,436
                                     ------------  ------------  ------------  ------------

    Total cost of sales                   16,392         8,056        40,239        13,479
                                     ------------  ------------  ------------  ------------

Gross Margin                               9,805        15,471        89,897        29,316

Selling, general and
   administrative expenses               193,064       140,023       406,814       347,610
                                     ------------  ------------  ------------  ------------


Loss from operations                    (183,259)     (124,552)     (316,917)     (318,294)
                                     ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                              -            91             -            91
  Interest expense                       (26,022)      (15,526)      (45,802)      (28,045)
                                     ------------  ------------  ------------  ------------

    Other income (expense), net          (26,022)      (15,435)      (45,802)      (27,954)
                                     ------------  ------------  ------------  ------------

Net loss                             $  (209,281)  $  (139,987)  $  (362,719)  $  (346,248)
                                     ============  ============  ============  ============

Basic and diluted net loss per
  common share                       $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                     ============  ============  ============  ============

Weighted average shares outstanding   95,744,532    94,095,098    94,798,580    93,923,098
                                     ============  ============  ============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                                FIRST CAPITAL INTERNATIONAL, INC.
                               UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                              FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                                            __________


                                 PREFERRED STOCK        COMMON STOCK
                              ------------------------------------------                                                TOTAL
                                                                           ADDITIONAL    SUBSCRIP-                      STOCK-
                                                                             PAID-IN        TION       ACCUMULATED     HOLDERS
                               SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL     RECEIVABLE      DEFICIT        EQUITY
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2005  4,500,000  $   4,500  94,988,098   $94,988   $ 8,129,610  $    (9,500)  $ (9,218,453)  $  (998,855)
Common stock voluntarily
  returned to treasury
  and cancelled                       -          -  (2,393,566)   (2,394)        2,394            -              -             -

Common stock issued for cash          -          -     914,000       914       101,086            -              -       102,000

Common stock issued upon
  exercise of options by
  employees                           -          -      10,000        10           490            -              -           500

Common stock issued to
  employees for services              -          -      60,000        60         5,940            -              -         6,000

Common stock issued as
  collateral for Note Payable         -          -   2,500,000     2,500        34,537            -              -        37,037

Compensatory stock options
  issued to employees                 -          -           -         -         5,683            -              -         5,683

Stock options issued
  to vendors and other third
  parties for
  services                            -          -           -         -        21,312            -              -        21,312

Cash received for
  subscription
   receivable                         -          -           -         -             -        2,375              -         2,375

Net loss                              -          -           -         -             -            -       (362,719)     (362,719)
---------------------------------------------------------------------------------------------------------------------------------


Balance at June 30, 2006      4,500,000  $   4,500  96,078,532   $96,078   $ 8,301,052  $    (7,125)  $ (9,581,172)  $(1,186,667)
                              =========  =========  ===========  ========  ===========  ============  =============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   __________


                                                          JUNE 30,    JUNE 30,
                                                            2006        2005
                                                         ----------  ----------
Cash flows from operating activities:
  Net loss                                               $(362,719)  $(346,248)
  Adjustments to reconcile net loss to net cash used in
    operating activities:

    Stock based payments                                    32,995      12,300
    Changes in operating assets and liabilities:
      Accounts receivable                                  (40,802)     (2,626)
      Inventory                                              2,814       2,813
      Notes payable                                        (14,882)    162,211
      Accounts payable and accrued liabilities             (41,039)     50,385
                                                         ----------  ----------

          Net cash used in operating activities           (423,633)   (121,165)
                                                         ----------  ----------


Cash flows from financing activities:
  Proceeds from book overdraft                                   -      11,964
  Proceeds from notes payable and long-term debt                 -     115,800
  Proceeds from notes payable secured by issuance
  of common stock                                          500,000           -
  Proceeds from sale of common stock                       104,875       6,900
  Payments for notes payable and long-term debt           (177,214)    (21,000)
                                                         ----------  ----------

          Net cash provided by financing activities        427,661     113,664
                                                         ----------  ----------

Net increase (decrease) in cash and cash equivalents         4,028      (7,501)

Cash and cash equivalents, beginning of period               9,149       9,447
                                                         ----------  ----------

Cash and cash equivalents, end of period                 $  13,177   $   1,946
                                                         ==========  ==========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  61,617   $     449
                                                         ==========  ==========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   __________

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

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

     In the opinion of management, the unaudited consolidated condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented.The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

     MANAGEMENT  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the valuation of deferred tax assets, the net realizable value of inventory, the realizability of accounts receivable and the valuation of stock based payments.

     REVENUE  RECOGNITION
     --------------------

     The Company enters into two types of sales of VIP Systems: sales to end-users and sales to resellers. Revenue on sales to end-users is recognized upon completion of installation and testing of the system. Revenue on sales to resellers is recognized upon delivery of systems.

     Retail  merchandise  sales are recognized upon shipment of the merchandise.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   __________

1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES  -  CONTINUED
     --------------------------------------------------------------------------
     STOCK-BASED  COMPENSATION
     -------------------------

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

     Valuation and Amortization Method - We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

     Expected Term - The expected term represents the period that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

     Expected Volatility - Stock-based payments made prior to January 1, 2006 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to December 31, 2005 are valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

     Risk-Free Interest Rate - We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

     Estimated Forfeitures - When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual option forfeitures.

     We recognized $32,995 stock-based compensation cost in the six months ended June 30, 2006. Restricted stock is expensed based on the fair market value on the grant date.

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     Through June 2006, the FASB has issued several new pronouncements including SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No.140". Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   __________


2.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors, related parties and certain sophisticated investors to sustain its operations. During the years ended December 31, 2005 and 2004, the Company incurred net losses of $(563,395) and $(840,564), respectively, and had negative cash flows from operations of $(488,211) and $(600,739). Such losses and negative cash flows from operations have continued during the six months ended June 30, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company's cash requirement for 2006 is expected to be approximately $150,000 per quarter. The Company does not presently believe that we will have positive cash flow from operations in 2006 unless our revenue-producing operations expand significantly.

     The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   __________


3.   STOCKHOLDERS'  EQUITY
     ---------------------

     On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share to a sophisticated investor as collateral for the Note Payable bearing interest 0% and due on May 30, 2007. The agreement also allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principle balance of $500,000. The Company is accreting the repayment value of this Note using the effective interest method over the repayment period, based on an effective interest rate of 8.0%. The repayment value at June 30, 2006 is $470,900 and is recorded as other long-term liabilities in the consolidated condensed balance sheet.


4.   SUBSEQUENT EVENT
     ----------------

     At the Annual Meeting of Stockholders held on July 14, 2006, the stockholders:

     -    Approved  a  three-to-one  reverse  split  of  the  common  stock, and
     - Approved an amendment to the Certificate of Incorporation increasing the authorized number of shares of common stock from 100,000,000 to 200,000,000 and increasing the authorized number of shares of preferred stock from 10,000,000 to 20,000,000.
     The reverse split is expected to become effective on or about August 7, 2006. Therefore, the effect of this reverse split is not reflected in the unaudited consolidated condensed financial statements for the quarter ending June 30, 2006.

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     FORWARD-LOOKING  STATEMENT  AND  INFORMATION

     We are including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of First Capital International, Inc. (the "Company"). Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

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

     REVENUE  RECOGNITION

     The Company enters into two types of sales of VIP Systems: sales to end-users and sales to resellers. Revenue on sales to end-users is recognized upon completion of installation and testing of the system. Revenue on sales to resellers is recognized upon delivery of systems.

     Retail  merchandise  sales are recognized upon shipment of the merchandise.

     The following description of our business, our financial position and results of operations should be read in conjunction with our Unaudited Consolidated Condensed Financial Statements and the Notes to Financial Statements contained in this report on Form 10-QSB.

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

     Valuation and Amortization Method - We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

     Expected Term - The expected term represents the period that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

     Expected Volatility - Stock-based payments made prior to January 1, 2006 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to December 31, 2005 are valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

     Risk-Free Interest Rate - We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

     Estimated Forfeitures - When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual option forfeitures.

     We recognized $32,995 stock-based compensation cost in the six months ended June 30, 2006. Restricted stock is expensed based on the fair market value on the grant date. NEW ACCOUNTING PRONOUNCEMENTS Through June 2006, the FASB has issued several new pronouncements including SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No.140". Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.

     INTRODUCTION

     The Company is engaged in the development, production and sale of home automation and video surveillance systems, including highly sophisticated marine video surveillance applications; and it is our intent to grow through the continued development and marketing of this new and innovative technology.

     In October 2001, we filed a US patent application for our VIP Systems(TM) with fully integrated software/hardware and began assembling units for Beta testing. On September 30, 2003, we received Patent # US 6,628,510 for our VIP Systems(TM).

     We developed an Industrial Security Solution ("Solution") for complex industrial projects including projects related to the oil and gas industry. This Solution allows a client to monitor remote sites, record events on video and exercise full control over any power units at the industrial site remotely. This system can also be used as an anti-terrorist device to preclude unauthorized use of important industrial equipments in case of a takeover attempt. We believe that this Solution can be marketed through governmental agencies, as well as major industrial companies. At the present time, we are looking into possible alliances in order to market this product worldwide.

     In January 2004, we filed an application for a patent with the U.S. Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS") with Active Control Link. This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship. In cooperation with the US Coast Guard and the Port of Houston Authorities, we successfully completed the pilot project and installed a Marine Security System on one of the MARAD's military Ro-Ro vessels at the Port of Houston. The presentation of this technology was held on October 12, 2004 at the Port of Houston facilities. This event was covered by media and attended by the Houston Diplomatic Corp.

     Our second demonstration of our ASGDS was on May 11, 2006. This event was hosted by the Port of Houston Authority and US Department of Homeland Security and attended by the Consular Corps of Houston, as well as representatives from oil and gas companies. At this event, we demonstrated our technology, fully integrated with the satellite broadband service and the new state-of-the-art DefendIR camera system, manufactured by ICX, Inc., the leader on US thermal camera market. In June 2006, we signed an exclusive two year contract to market ICX cameras in the CIS countries.

     In the first and second quarters of 2006, we had several meetings with the representatives of Russian Government regarding our ASGDS and believe that good opportunities exist in Russia for our security solutions, due to rapidly growing business of LNG export from Russia to USA.

                                      ***

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

     In November 2004, we signed a contract with A/O Topaz, one of the leading alcoholic beverage producers in Russia, to install a fully integrated video surveillance system throughout their production facilities in Russia. The first installation was completed in the second quarter of 2005. We expect to work with this group to integrate other features offered by VIP Systems, Inc.

     In October 2004, we received a contract from Trammell Crow Company, one of the largest US real estate developers, to install a pilot video surveillance system. We successfully completed this installation in December 2004, as well as several follow-up installations in 2005. At present, we are trying to negotiate a large regional contract for Trammell Crow Company's commercial buildings and multifamily developments.

     During 2005, we completed several security installations at Marriott Hotel Group properties in Texas and Louisiana. At present, time we are expanding our relations with Marriott Hotel Group.

     As a result of our marketing efforts, in March 2005, we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida. We have completed the installation of the demo unit in the second quarter of 2005 and expect to start the second phase of the installation in the third quarter of 2006.

     We are actively bidding on several high-rise condominium projects in Houston and Galveston Area. If we obtain contracts, these projects can substantially increase our revenue stream.

     In January 2006, we signed a contract with Sunhill Group to offer our home automation equipment to the residents of their new high rise condominium towers in Galveston, Texas. We will provide marketing materials, personnel and integration for the project. We expect that these marketing efforts will start in the showroom unit provided by Sunhill Group in the third quarter of 2006.

     In June 2006, we had several meetings with CompUSA Digital Living Division. They took our product line for evaluation and as a result, we are working on the Nationwide Partnership Agreement. Under this Agreement,
     CompUSA will provide installation and support services for VIP Systems equipment nationwide.

     To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including:

          - Port of Houston Homeland Security Demonstration event using US Merchant Fleet ship - "New challenges for Port Security" in Houston, Texas in May 2006;

          -    Houston  Apartment  Association  Show  in  Houston,  Texas  in
               April  2006;

          - US Department of Homeland Security Exhibit in Washington, DC in March 2005;

          -    US Trade  Mission  and  exhibit  in  Moscow,  Russia  in February
               2005;

          - Port of Houston LNG Tankers Security Demo in Houston, Texas in October 2004;

          -    The House  Beautiful  Show  in  Houston,  Texas  in  April  2004;

          - CeBIT - United States Department of Commerce Exhibitor's Pavilion - major European electronics show in Hannover, Germany in March 2004;

          -    The HiFi  Show  in  Moscow,  Russia  in  February  2003 and 2004;

          - The Houston Home and Garden Show in February and October 2003, and February 2004;

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

          -    The High-Tech  Home  2003  in  Moscow,  in  November  2003;

          -    The International  Builders  Show  in  Las  Vegas,  Nevada  in
               January  2003;

          - The NextGen House Project in Las Vegas, Nevada in January-February 2003; and

          -    The Electronic  House  Expo  in  Orlando,  Florida  in  February
               2003;


     GOING  CONCERN  CONSIDERATION

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $362,719 and $346,248 during the six months ended June 30, 2006 and 2005, respectively. We also had negative cash flows from operations of $423,633 and $121,165 during the six months ended June 30, 2006 and 2005, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

          - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

          - Our ability to acquire or internally develop viable businesses; and

          - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations.

     As a result of these potential liquidity problems, our auditors, McConnell and Jones, L.L.P., and our former auditors, Ham, Langston & Brezina, L.L.P. have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2005 and 2004 respectively, indicating that substantial doubt exists about our ability to continue as a going concern.

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

     Recurring losses have resulted in an accumulated deficit of $9,581,172 on June 30, 2006. Revenues for the six months ended June 30, 2006 were $130,136 compared to revenues of $42,795 for the six months ended June 30, 2005. The increase in revenue is a result of our marketing efforts. Losses in the six months ended June 30, 2006 and 2005 were attributable primarily to the early stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

     COMPETITION

     There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We can not give any assurances that we will be able to successfully compete in this market. We believe that VIP Systems(TM) is more integrated and has more functionality than other products currently on the home automation and video security markets. VIP Systems(TM) is more affordable for distributors and the general public, compared to similar units manufactured by Crestron Electronics, Inc., HAI and ELAN Home Systems, Inc. Our ability to add video security features and install a complete integrated solution gives us a competitive edge. We believe these factors give us a competitive advantage in comparison with other similar products on the market, although we anticipate that the number of competitors will increase in the future.

     THE THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

     During the three months ended June 30, 2006, our revenues were $26,197 as compared to $23,527 for the three months ended June 30, 2005, due to our marketing activities.

     During the three months ended June 30, 2006, selling, general and administrative expenses increased by $53,041 or 38% to $193,064 as compared to the three months ended June 30, 2005. This increase was attributable to increase of interest expenses and also to issuances of options or sales of common stock at a below market prices. This resulted in charges to compensation expense.

     During the three months ended June 30, 2006, we had a net loss of $209,281 as compared to a net loss of $139,987 in the three months ended June 30, 2005.

     THE SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

     During the six months ended June 30, 2006, our revenues were $130,136 as compared to $42,795 for the six months ended June 30, 2005, due to our marketing activities.

     During the six months ended June 30, 2006, selling, general and administrative expenses increased by $59,204 or 17% to $406,814 as compared to the six months ended June 30, 2005. This increase was attributable to increase of interest expenses and also to issuances of options or sales of common stock at a below market prices. This resulted in charges to compensation expense.

     During the six months ended June 30, 2006, we had a net loss of $362,719 as compared to a net loss of $346,248 in the six months ended June 30, 2005.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2006, we had cash resources of $13,177. We estimate that during three months ending September 30, 2006, our cash requirements will be approximately $150,000 (or approximately $50,000 per month). We do not presently believe that we will have positive cash flow from operations in 2006 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations is adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2006 if funds are available: $250,000 for continued development of our home automation and video security business and $100,000 for marketing expenses.

     During the three months ended June 30, 2006, we received $35,500 in cash for shares of our common stock from four investors.

     During 2004, under the Agreement signed on February 6, 2003, the Company received the last installments of $163,800 from United Capital Group for preferred stock. This brings United Capital Group's total investment in preferred stock to $750,674. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. On March 11, 2004, United Capital also made a loan to the Company under an $80,000 promissory note bearing interest of 6%. This note has been partially paid off during the first quarter of 2006. The remaining balance on this note as of June 30, 2006 is $68,546. This note was due on March 11, 2005, but has been extended until March 11, 2007. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes are collateralized.

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

     During 2004, Stromberg Development, Inc., a company owned by the spouse of Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $3,433 which bear interest at the rate of 8% and which are due between November 2006 and October 2007. These notes were paid off in 2005. During 2005, Stromberg

     Development, Inc. made several loans to the Company under four separate promissory notes for a total principal amount of $28,000 which bear interest at the rate of 8% and which are due between February 2007 and February 2008. None of these notes were collateralized. All notes were paid off in full by February 2006.

     During 2005, ECL Trading, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $20,000 which bear interest at the rate of 6% and which are due in February 2008. None of these notes were collateralized. All notes were paid off in full by February 2006.

     During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which are due between April 2007 and June 2007. None of these notes are collateralized.

     During 2005, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, the Company's chief executive officer, made several loans to the Company under ten separate promissory notes for a total principal amount of $29,855 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes were collateralized. All notes were paid off in full in February-March 2006.

     On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share to a sophisticated investor as collateral for the Note Payable bearing interest 0% and due on May 30, 2007. The agreement also allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principle balance of $500,000. The present value of this Note Payable is $470,900 based on an effective interest rate of 8.0% and recorded as current portion of other long-term liabilities in the consolidated balance sheet.

     We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

     SUBSEQUENT  EVENT

     At the Annual Meeting of Stockholders held on July 14, 2006, the stockholders:

          - Re-elected Alex Genin, Merrill P. O'Neal and Andrew Grebe as Directors of the Company;
          - Ratified the selection of McConnell & Jones, LLP as the Company's independent registered public accounting firm for the year ending December 31, 2006;
          -    Approved  a  three-to-one  reverse  split  of  the  common stock;
          - Approved an amendment to the Certificate of Incorporation increasing the authorized number of shares of common stock from 100,000,000 to 200,000,000 and increasing the authorized number of shares of preferred stock from 10,000,000 to 20,000,000.

     The reverse split is expected to become effective on or about August 7, 2006. Therefore, the effect of this reverse split is not reflected in the unaudited condensed financial statements for the quarter ending June 30, 2006.


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

                           PART II - OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2006, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons was knowledgeable about the Company's operations and financial condition.

     During the three months ended June 30, 2006, we received $35,500 from two investors and one employee for a total sale of 310,000 shares of our restricted common stock. 60,000 shares of our restricted common stock were granted to one employee for services, which resulted in $6,000 charge to compensation expense. The market value of these issuances ranged from $0.10 to $0.15 per share.

     During the three months ended June 30, 2006, we granted two options to purchase up to 110,000 shares of common stock to employees and four options to purchase up to 320,000 shares of common stock to vendors. These options are immediately exercisable at an exercise price ranged from $0.05 to $0.12 per share and expire between July 7, 2006 and July 1, 2007. We valued these transactions at $26,995.


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


     First  Capital  International,  Inc.


     Date: July, 28, 2006          By: /s/ Alex Genin
                                   Alex Genin
                                   Chief Executive  Officer  and
                                   Acting  Chief  Financial  Officer