Form 10QSB
period 2006-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2006-11-14
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NO. 000-26271

                        FIRST CAPITAL INTERNATIONAL, INC.
              (Exact Name of Small Business Issuer in its Charter)

           DELAWARE                        3571                 76-0582435
 (State or Other Jurisdiction   Primary Standard Industrial  (I.R.S. Employer
      of Incorporation                Classification         Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Number of shares outstanding as of the close of business on November 13, 2006:

               TITLE OF CLASS           NUMBER OF SHARES OUTSTANDING
       -------------------------------  ----------------------------
       Common Stock, $0.001 par value.          32,531,170

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements . . . . . . . . . . . . . .  F-1

Item 2. Management's Discussion and Analysis or Plan of Operations. .    3

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . .   10

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .   10

Item 4. Submission of Matters to a Vote of Security Holders . . . . .   11

Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .   11

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   ----------


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   ----------


                                                                     PAGE
                                                                     ----
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of September 30, 2006
    and December 31, 2005                                            F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months and nine months ended September 30, 2006
    and 2005                                                         F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Deficit for the nine months ended September 30, 2006             F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the nine months ended September 30, 2006 and 2005            F-6

Notes to Unaudited Consolidated Condensed Financial Statements       F-7

                            FIRST CAPITAL INTERNATIONAL, INC.
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                         SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                                         ----------

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2006             2005
ASSETS                                                      (UNAUDITED)      (AUDITED)
------                                                    -------------------------------
Current assets:
  Cash and cash equivalents                               $        5,047   $       9,149
  Accounts receivable                                             30,226          41,282
  Inventory                                                       49,706         116,910
                                                          ---------------  --------------

    Total assets                                          $       84,979   $     167,341
                                                          ===============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                           $       77,911   $      90,399
  Accounts payable and accrued liabilities                       109,283         176,157
  Current portion of long-term debt to related parties           325,973          56,200
  Current portion of other long-term liabilities                 478,836               -
                                                          ---------------  --------------

    Total current liabilities                                    992,003         322,756

Long-term debt to related parties                                340,617         843,440
                                                          ---------------  --------------

    Total liabilities                                          1,332,620       1,166,196
                                                          ---------------  --------------

Stockholders' deficit:
  Preferred stock, $0.001 par value; 20,000,000 shares
    authorized; 4,500,000 shares issued and outstanding            4,500           4,500
  Common stock, $0.001 par value; 200,000,000 shares
    authorized; 32,531,170 shares issued and outstanding          32,531          31,663
  Additional paid-in capital                                                   8,761,558
  Accumulated deficit                                        (10,039,105)     (9,218,453)
  Subscription receivable                                         (7,125)         (9,500)
                                                          ---------------  --------------

    Total stockholders' deficit                               (1,247,641)       (998,855)
                                                          ---------------  --------------

      Total liabilities and stockholders' deficit         $       84,979   $     167,341
                                                          ===============  ==============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                             FIRST CAPITAL INTERNATIONAL, INC.
                 UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                      --------

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                     --------------------------  --------------------------
                                         2006          2005          2006          2005
                                     ------------  ------------  ------------  ------------
Revenue:
  System sales                       $     7,736   $    52,151   $   133,311   $    89,857
  Merchandise sales                       52,348            37        56,910         5,127
                                     ------------  ------------  ------------  ------------

    Total revenue                         60,084        52,188       190,221        94,984
                                     ------------  ------------  ------------  ------------

Costs of sales:
  Cost of systems                          4,729        12,593        43,743        19,636
  Cost of merchandise sold                64,265            10        65,491         2,918
                                     ------------  ------------  ------------  ------------

    Total cost of sales                   68,994        12,603       109,234        22,554
                                     ------------  ------------  ------------  ------------

Gross Margin                              (8,910)       39,585        80,987        72,430

Selling, general and
  administrative expenses                426,053       143,207       832,866       494,346
                                     ------------  ------------  ------------  ------------


Loss from operations                    (434,963)     (103,622)     (751,879)     (421,916)
                                     ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                              -             3             -            94
  Interest expense                       (22,971)       (7,322)      (68,773)      (35,367)
                                     ------------  ------------  ------------  ------------

    Other income (expense), net          (22,971)       (7,319)      (68,773)      (35,273)
                                     ------------  ------------  ------------  ------------

Net loss                             $  (457,934)  $  (110,941)  $  (820,652)  $  (457,189)
                                     ============  ============  ============  ============

Basic and diluted net loss per
  common share                       $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                     ============  ============  ============  ============

Weighted average shares outstanding   32,172,789    31,417,699    31,792,885    31,326,810
                                     ============  ============  ============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                               FIRST CAPITAL INTERNATIONAL, INC.
                              UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                         ----------

                               PREFERRED STOCK        COMMON STOCK
                               ------------------------------------------                                             TOTAL
                                                                         ADDITIONAL    SUBSCRIP-                      STOCK-
                                                                           PAID-IN        TION       ACCUMULATED     HOLDERS
                               SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL     RECEIVABLE      DEFICIT        EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005  4,500,000  $ 4,500  31,662,699   $31,663   $ 8,192,935  $    (9,500)  $ (9,218,453)  $  (998,855)
Common stock voluntarily
  returned to treasury and
  cancelled                           -        -    (817,866)     (818)          818            -              -             -

Common stock issued for cash          -        -     496,335       496       169,004            -              -       169,500

Common stock issued upon
  exercise of options                 -        -     336,668       337        40,163            -              -        40,500

Common stock issued to
  employees for services              -        -      20,000        20         5,980            -              -         6,000

Common stock issued as
  collateral for Note
  Payable                             -        -     833,334       833        36,204            -              -        37,037

Compensatory stock options
  issued to  employees                -        -           -         -        15,512            -              -        15,512

Compensatory stock options
  issued to  Officers and
  Directors                           -        -           -         -       279,630            -              -       279,630

Stock options issued to
  vendors and other third
  parties for services                -        -           -         -        21,312            -              -        21,312

Cash received for
  Subscription
  receivable                          -        -           -         -             -        2,375              -         2,375

Net loss                              -        -           -         -             -            -       (820,652)     (820,652)
-------------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 2006            4,500,000  $ 4,500  32,531,170   $32,531   $ 8,761,558  $    (7,125)  $(10,039,105)  $(1,247,641)
                              =========  =======  ===========  ========  ===========  ============  =============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                            FIRST CAPITAL INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                     ----------

                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                              2006             2005
                                                         ---------------  ---------------
Cash flows from operating activities:
  Net loss                                               $     (820,652)  $     (457,189)
  Adjustments to reconcile net loss to net cash used in
    operating activities:

    Stock based payments                                        322,454           12,300
    Changes in operating assets and liabilities:
      Accounts receivable                                        11,056           (6,918)
      Inventory                                                  67,204            4,158
      Notes payable                                             (12,488)          22,650
      Accounts payable and accrued liabilities                  (51,001)         119,107
                                                         ---------------  ---------------

        Net cash used in operating activities                  (483,427)        (305,892)
                                                         ---------------  ---------------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt                 14,500          349,950
  Proceeds from notes payable secured by issuance
  of common stock                                               500,000                -
  Proceeds from sale of common stock                            212,375           51,500
  Payments for notes payable and long-term debt                (247,550)        (102,801)
                                                         ---------------  ---------------

        Net cash provided by financing activities               479,325          298,649
                                                         ---------------  ---------------

Net decrease in cash and cash equivalents                        (4,102)          (7,243)

Cash and cash equivalents, beginning of period                    9,149            9,447
                                                         ---------------  ---------------

Cash and cash equivalents, end of period                 $        5,047   $        2,204
                                                         ===============  ===============


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $       75,042   $        9,670
                                                         ===============  ===============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                  ---------

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

     On July 14, 2006, the stockholders approved a 3-for-1 reverse stock split, which became effective on August 7, 2006. All references to common stock, common shares outstanding, average number of common shares outstanding, per share amounts and options in these financial statements and notes to financial statements have been restated to reflect the 3-for-1 common stock reverse split on a retroactive basis.


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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                  ---------

1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES  -  CONTINUED
     --------------------------------------------------------------------------

     REVENUE RECOGNITION
     -------------------

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

     We recognized $322,454 stock-based compensation cost in the nine months ended September 30, 2006. Restricted stock is expensed based on the fair market value on the grant date.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                  ---------

1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES  -  CONTINUED
     --------------------------------------------------------------------------

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, Fair Value Measurements. FASB Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. FASB Statement No. 157 is not expected to have a material impact on our financial position or results of operations upon adoption.

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108 ("SAB 108"). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC's previous guidance in SAB No. 99, Materiality, on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant's previous method for quantifying misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 is not expected to have a material impact on our financial position or results of operations.

     Through September 2006, the FASB has issued several new pronouncements including SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)'. Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                  ---------

2.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors, related parties and certain sophisticated investors to sustain its operations. During the years ended December 31, 2005 and 2004, the Company incurred net losses of $(563,395) and $(840,564), respectively, and had negative cash flows from operations of $(488,211) and $(600,739). Such losses and negative cash flows from operations have continued during the nine months ended September 30, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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


3.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     On September 30, 2006, we sold our Marchese di Genin merchandise inventory to Alex Genin, our chief executive officer for $50,983 or cost less 20% discount. This amount was applied to promissory notes Mr. Genin has made to us in 2003 and other expenses due to him. The revenues from the sale of this merchandise for the last several years were insignificant and we have decided to divest the Company of this line of business and concentrate on our technology business.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   ---------

4.   STOCKHOLDERS'  EQUITY
     ---------------------

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

     On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after reverse split) to a sophisticated investor as collateral for the Note Payable bearing interest 0% and due on May 30, 2007. The agreement also allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principle balance of $500,000. The Company is accreting the repayment value of this Note using the effective interest method over the repayment period, based on an effective interest rate of 8.0%. The repayment value at September 30, 2006 is $478,836 and is recorded as other long-term liabilities in the consolidated condensed balance sheet.


5.     STOCK  OPTIONS
       --------------

     During the nine months ended September 30, 2006, we issued non-qualified options to investors, vendors, employees, officers and directors and all such options are immediately exercisable for shares of our common stock. The table below summarizes the activity in the Company's stock options for the nine months ended September 30, 2006:

                                                                 WEIGHTED
                                                                  AVERAGE
                                                                 EXERCISE
                                     OPTIONS    EXERCISE PRICE     PRICE
                                    ----------  ---------------  ---------
Balance at December 31, 2005        3,150,004   $0.045 to $0.15  $    0.06
                                    ==========

  Granted to employees,
    officers and directors            995,002   $ 0.06 to $0.30  $    0.11
  Granted to vendors                  123,335   $ 0.15 to $0.36  $    0.30
  Exercised                          (336,668)  $ 0.12 to $0.15  $    0.12
  Cancelled or expired               (116,667)  $ 0.06 to $0.15  $    0.12
                                    ----------

Balance at September 30, 2006       3,815,006   $0.045 to $0.36  $    0.07
                                    ==========

     Fair value of the Company's stock options was determined based upon the Black-Scholes option pricing model. The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the nine months ended September 30, 2006: (i) average dividend yield of 0.00%; (ii) expected volatility of 100.00%; (iii) expected life between 1 and 2 years; and (iv) estimated risk-free interest rate of 8%.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   ---------

5.     STOCK  OPTIONS-  CONTINUED
       --------------------------

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

     All outstanding stock options are currently exercisable. A summary of outstanding stock options at September 30, 2006 follows:

      NUMBER OF
     COMMON STOCK                    REMAINING
       EXERCISE                     CONTRACTUAL
     EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)  PRICE
     ------------  --------------   ------------  ------
           50,001  December 2006            0.2  $0.045
          933,335  February 2007            0.3    0.09
           33,334  June 2007                0.7    0.36
           66,668  June 2007                0.7    0.24
           40,000  July 2007                0.8    0.36
           58,334  August 2007              0.8    0.30
        1,733,334  December 2007            1.2   0.045
          900,000  January 2008             1.3    0.06
     ------------
        3,815,006
     ============

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

     CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.

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

     REVENUE  RECOGNITION

     We enter into two types of sales of VIP Systems: sales to end-users and sales to resellers. Revenue on sales to end-users is recognized upon completion of installation and testing of the system. Revenue on sales to resellers is recognized upon delivery of systems.

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

     We recognized $322,454 stock-based compensation cost in the nine months ended September 30, 2006. Restricted stock is expensed based on the fair market value on the grant date.

     NEW  ACCOUNTING  PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, Fair Value Measurements. FASB Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. FASB Statement No. 157 is not expected to have a material impact on our financial position or results of operations upon adoption.

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108 ("SAB 108"). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC's previous guidance in SAB No. 99, Materiality, on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant's previous method for quantifying misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 is not expected to have a material impact on our financial position or results of operations.

     Through September 2006, the FASB has issued several new pronouncements including SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No.140". Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.

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

     During 2005-2006, we completed several security installations at Marriott Hotel Group properties in Texas and Louisiana. At present, we are expanding our relations with Marriott Hotel Group.

     As a result of our marketing efforts, in March 2005, we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida. We have completed the installation of our home automation equipment in the Dinerstein's model condo unit in the second quarter of 2005 and expect to start the second phase of the installation in the second quarter of 2007.

     We are actively bidding on several high-rise condominium projects in Houston and Galveston Area. If we obtain contracts, these projects can substantially increase our revenue stream.

     In January 2006, we signed a contract with Sunhill Group to offer our home automation equipment to the residents of their new high rise condominium towers in Galveston, Texas. We will provide marketing materials, personnel and integration for the project. We expect that these marketing efforts will start in the showroom unit provided by Sunhill Group in the first quarter of 2007.

     In June 2006, we had several meetings with CompUSA Digital Living Division. They have evaluated our product line, and we are currently negotiating a Nationwide Partnership Agreement, under which CompUSA would provide installation and support services for VIP Systems equipment nationwide.

     We are actively looking for new opportunities to introduce our system on the mass scale in US and Europe. We are in discussions with several dealers to open VIP Systems dealerships in various countries.

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

          -    The High-Tech  Home  2003  in  Moscow,  in  November  2003;

          -    The International  Builders  Show  in  Las  Vegas,  Nevada  in
               January  2003;

          - The NextGen House Project in Las Vegas, Nevada in January-February 2003; and

          -    The Electronic  House  Expo  in  Orlando,  Florida  in  February
               2003;

     GOING  CONCERN  CONSIDERATION

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $820,652 and $457,189 during the nine months ended September 30, 2006 and 2005, respectively. We also had negative cash flows from operations of $483,427 and $305,892 during the nine months ended September 30, 2006 and 2005, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

     Recurring losses have resulted in an accumulated deficit of $10,039,105 on September 30, 2006. Revenues for the nine months ended September 30, 2006 were $190,221 compared to revenues of $94,984 for the nine months ended September 30, 2005. The increase in revenue is a result of our marketing efforts. Losses in the nine months ended September 30, 2006 and 2005 were attributable primarily to the early stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

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

     THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     During the three months ended September 30, 2006, our revenues were $60,084 as compared to $52,188 for the three months ended September 30, 2005, due to the sale of our Marchese di Genin merchandise inventory.

     During the three months ended September 30, 2006, selling, general and administrative expenses increased by $282,846 or 198% to $426,053 as compared to the three months ended September 30, 2005. This increase was attributable to issuances of stock options. This resulted in charges to compensation expense.

     During the three months ended September 30, 2006, we had a net loss of $457,934 as compared to a net loss of $110,941 in the three months ended September 30, 2005.

     THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     During the nine months ended September 30, 2006, our revenues were $190,221 as compared to $94,984 for the nine months ended September 30, 2005, due to the sale of our Marchese di Genin merchandise inventory.

     During the nine months ended September 30, 2006, selling, general and administrative expenses increased by $338,520 or 68% to $832,866 as compared to the nine months ended September 30, 2005. This increase was attributable to issuances of stock options. This resulted in charges to compensation expense.

     During the nine months ended September 30, 2006, we had a net loss of $820,652 as compared to a net loss of $457,189 in the nine months ended September 30, 2005.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2006, we had cash resources of $5,047. We estimate that during three months ending December 31, 2006, our cash requirements will be approximately $150,000 (or approximately $50,000 per month). We do not presently believe that we will have positive cash flow from operations in 2006 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations is adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2006 if funds are available: $250,000 for continued development of our home automation and video security business and $100,000 for marketing expenses.

     During the three months ended September 30, 2006, we received $107,500 in cash for shares of our common stock from three investors.

     On September 30, 2006, we sold our Marchese di Genin merchandise inventory to Alex Genin, our chief executive officer for $50,983 or cost less 20% discount. This amount was applied to promissory notes Mr. Genin has made to us in 2003 and other expenses due to him. The revenues from the sale of this merchandise for the last several years were insignificant and we have decided to divest the Company of this line of business and concentrate on our technology business.

     During 2004, under the Agreement signed on February 6, 2003, we received the last installments of $163,800 from United Capital Group for preferred stock. This brings United Capital Group's total investment in preferred stock to $750,674. United Capital Group is controlled by Alex Genin, our chief executive officer. On March 11, 2004, United Capital also made a loan to us under an $80,000 promissory note bearing interest of 6%. This note has been partially paid off during the first quarter of 2006. The remaining balance on this note as of September 30, 2006 is $67,983. This note was due on March 11, 2005, but has been extended until March 11, 2007. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 which bear interest at the rate of 8% and which are due between May 2007 and December 2007. On September 20, 2006, United Capital made a loan to the Company under a $13,500 promissory note bearing interest of 8% which is due September 20, 2008. None of these notes are collateralized. As of September 30, 2006, total principal amount due on all notes to United Capital Group is $212,483.

     During 2004, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $41,700 which bear interest at the rate ranging from 6% to 7% and which are due between January 2007 and November 2008. During 2005, Alex Genin made several loans to the Company under 20 separate promissory notes for a total principal amount of $93,190 which bear interest at the rate ranging from 7% to 8% and which are due between October 2006 and April 2008. None of these notes are collateralized. As of September 30, 2006, total principal amount due on all notes to Alex Genin is $234,890.

     During 2004, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under 13 separate promissory notes for a total principal amount of $145,700 which bear interest at the rate ranging from 6% to 7% and which are due between September 2007 and October 2008. During the first quarter of 2006 some of these notes were paid off. The remaining balance on these notes is $62,917. During 2005, Eastern Credit Limited, Inc. made several loans to us under 18 separate promissory notes for a total principal amount of $141,250 which bear interest at the rate ranging from 6% to 8% and which are due between May 2007 and March 2008. During 2005 one note was paid off. The remaining balance on these notes is $140,800. On August 7, 2006, Eastern Credit Limited, Inc. made a loan to us under $1,000 promissory note bearing interest of 8% which is due August 7, 2008. None of these notes are collateralized. As of September 30, 2006, total principal amount due on all notes to Eastern Credit Limited is $204,717.

     During 2004, Stromberg Development, Inc., a company owned by the spouse of Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $3,433 which bear interest at the rate of 8% and which are due between November 2006 and October 2007. These notes were paid off in 2005. During 2005, Stromberg Development, Inc. made several loans to us under four separate promissory notes for a total principal amount of $28,000 which bear interest at the rate of 8% and which are due between February 2007 and February 2008. None of these notes were collateralized. All notes were paid off in full in February 2006.

     During 2005, ECL Trading, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $20,000 which bear interest at the rate of 6% and which are due in February 2008. None of these notes were collateralized. All notes were paid off in full in February 2006.

     During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which are due between April 2007 and June 2007. None of these notes are collateralized. As of September 30, 2006, total principal amount due on all notes to First National Petroleum is $14,500.

     During 2005, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under ten separate promissory notes for a total principal amount of $29,855 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes were collateralized. All notes were paid off in full in February-March 2006.

     On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share to a sophisticated investor as collateral for the Note Payable bearing no interest and due on May 30, 2007. The agreement also allows for the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principle balance of $500,000. The present value of this Note Payable as of September 30, 2006 is $478,836 based on an effective interest rate of 8.0% and recorded as current portion of other long-term liabilities in the consolidated balance sheet.

     We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

ITEM 3. CONTROLS AND PROCEDURES

     Alex Genin, our Chief Executive Officer and Principal Financial Officer, has evaluated our disclosure controls and procedures, and has concluded that our controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 22, 2006, a lawsuit was filed against us by Norpro Saint Gobain at In the County Civil Court at Law No (1), Harris County Texas, Case No. 865,612. The issue arises from the sublease agreement for our office space from June 2002 to May 2003. The total amount in dispute is $16,000. In 2003, we paid an amount which we believed settled the dispute. However, Norpro Saint Gobain contacted us in April 2006, alleging additional amounts were owed under the agreement. Currently, the trial is set for January 2, 2007, however, we are currently attempting to settle the matter.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2006, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. We believe that each of these persons was knowledgeable about the Company's operations and financial condition.

     During the three months ended September 30, 2006, we received $67,500 from one investor and one employee for a total sale of 191,668 shares of our restricted common stock; and $40,000 from one related party investor for the option to purchase 333,334 shares of our restricted common stock. The market value of these issuances ranged from $0.36 to $0.45 per share.

     During the three months ended September 30, 2006, we granted six options to purchase up to 958,334 shares of common stock to employees, including 900,000 to our CEO. These options are immediately exercisable at an exercise price ranged from $0.06 to $0.30 per share and expire between August 1, 2007 and January 30, 2008. We valued these transactions at $289,459.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIY  HOLDERS

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

     The reverse split of the common stock became effective on August 7, 2006. The effect of this reverse split is reflected in the unaudited condensed financial statements herein.


ITEM  6.  EXHIBITS

     Exhibit 31.1 - Certification of Chief Executive Officer and Principal Financial Officer of First Capital International, Inc. required by Rule 13a
     - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 - Certification of Chief Executive Officer and Principal Financial Officer of First Capital International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


     First  Capital  International,  Inc.


     Date: November 13, 2006           By: /s/ Alex Genin
                                       Alex Genin
                                       Chief Executive Officer and
                                       Principal Financial Officer