Form 10KSB
period 2006-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2007-04-16
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]     CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO
        SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

                         COMMISSION FILE NUMBER: 0-26271

                        FIRST CAPITAL INTERNATIONAL, INC.

                  Delaware                         76-0582435
       (State or other jurisdiction of            (IRS Employer
        incorporation or organization)          identification No.)

                 5120 Woodway, Suite 9024, Houston, Texas 77056
          (Address of principal executive offices, including zip code)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

The Issuer's revenues for the year ended December 31, 2006 were $198,537. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 16, 2007, was $2,350,466. As of March 16, 2007, there were 32,898,670 shares of common stock outstanding.

                                        TABLE OF CONTENTS

                                                                                            PAGE
                                             PART I

Item 1.  Description of Business                                                               3

Item 2.  Description of Property                                                               5

Item 3.  Legal Proceedings                                                                     6

Item 4.  Submission of Matters to a Vote of Security Holders                                   6

                                            PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Small Business Issuer's Purchases of Equity Securities                  6

Item 6.  Management's Discussion and Analysis or Plan of Operation                             8

Item 7.  Financial Statements                                                                F-1

Item 8.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                                                15

Item 8A.  Controls and Procedures                                                             16

Item 8B.  Other Information                                                                   16


                                            PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance   16

Item 10. Executive Compensation                                                               18

Item 11. Security Ownership of Certain Beneficial Owners,
           Management and Related Stockholder Matters                                         20

Item 12. Certain Relationships and Related Transactions, and Director Independence            22

Item 13. Exhibits                                                                             24

Item 14. Principal Accountant Fees and Services                                               24

SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     FORWARD-LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company's management to operate on a global basis; the ability of the Company to effectuate and successfully operate acquisitions, and new operations; the ability of the Company to obtain acceptable forms and amounts of financing to fund current operations and planned acquisitions; the political, economic and military climate in nations where the Company may have interests and operations; the ability to engage the services of suitable consultants or employees in foreign countries; and competition and the ever-changing nature of the home automation industry. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     INTRODUCTION

References to First Capital International, Inc. in this Form 10-KSB include First Capital International, Inc. and our wholly-owned subsidiary VIP Systems, Inc., which is a home automation firm. The effect of our reverse split is reflected in all references to the price of our common stock and the audited financial statements herein.

Our principal executive offices are located at 5120 Woodway, Suite 9024, Houston, Texas 77056; voice: (713) 629-4866 fax: (713) 629-4913. Our corporate web  site  is  at  www.FirstCap.net.

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

In January 2004, we filed an application for a patent with the U.S. Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS") with Active Control

Link. This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship. In cooperation with the US Coast Guard and the Port of Houston Authorities, we successfully completed the pilot project and installed a Marine Security System on one of the MARAD's military vessels at the Port of Houston. The presentation of this technology was held on October 12, 2004 at the Port of Houston facilities.

Our second demonstration of our ASGDS was on May 11, 2006. This event was hosted by the Port of Houston Authority and US Department of Homeland Security. At this event, we demonstrated our technology, fully integrated with the satellite broadband service and the new DefendIR camera system, manufactured by ICX, Inc In June 2006, we signed an exclusive two year contract to market ICX cameras in the CIS countries.

In the first and second quarters of 2006, we had several meetings with the representatives of Russian Government regarding our ASGDS and believe that good opportunities exist in Russia for our security solutions, due to rapidly growing business of LNG export from Russia to USA.

                                       ***

In October 2004, we received a contract from Trammell Crow Company, a real estate development company, to install a pilot video surveillance system. We completed this installation in December 2004, as well as several follow-up installations in 2005. At present, we are trying to negotiate a large regional contract for Trammell Crow Company's commercial buildings and multifamily developments.

During 2005-2006, we completed several security installations at Marriott Hotel Group properties in Texas, Florida and Louisiana. At present, we working on several projects with Marriott Hotel Group in Florida and working on several security solutions in Miami area.

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

We are bidding on several high-rise condominium projects in the Houston and Galveston Area. As a result, we signed an initial contract with a new luxury high-rise complex in Houston to install security solution and have an opportunity for up-sell for our home automation solutions.

In June 2006, we had several meetings with CompUSA Digital Living Division. We are currently negotiating a Nationwide Partnership Agreement, under which CompUSA would provide installation and support services for VIP Systems equipment nationwide.

In December 2006, we signed a Teaming Agreement with Washington Group International, Inc., a US based security solution provider, to jointly market business opportunities in Russia. We are planning to jointly participate in bidding for a feasibility study for a project in St. Petersburg, Russia.

In February 2007, we signed a Letter of Intent with Teledyne Brown Engineering, Inc., leading US defense contractor and security provider, to jointly develop marketing strategy for possible Port of Houston business opportunities. As a result, we are jointly involved in fact finding missions at the Port of Houston and preparing presentation for the Port management. We are also considering business opportunities in Russia in cooperation with Teledyne Brown Engineering, Inc.

We are actively looking for new opportunities to introduce our system on a mass scale in US and Europe.

To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including:

     -    International  Security  Conference  in  Brussels, Belgium in February
          2007;

     - International Anti-Terrorist Security Conference in Moscow, Russia in November 2006;

     - Port of Houston Homeland Security Demonstration event using US Merchant Fleet ship - "New challenges for Port Security" in Houston, Texas in May 2006;

     -    Houston  Apartment  Association  Show in Houston, Texas in April 2006;

     -    International  Security  Conference  in  Brussels, Belgium in February
          2006;

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

     -    The  High-Tech  Home  2003  in  Moscow,  in  November  2003;

     -    The  International Builders Show in Las Vegas, Nevada in January 2003;

     - The NextGen House Project in Las Vegas, Nevada in January-February 2003; and

     -    The  Electronic  House  Expo  in  Orlando,  Florida  in February 2003;


     BUSINESS ACTIVITIES

We are a home automation and video security technology company. During 2001, we began transitioning from our US-based Internet and telecommunications business model to the home automation technology business model by developing a new home automation product VIP Systems(TM) which represents a complete unit with home control functions. The technology also has an industrial application.

     EMPLOYEES

As of March 16, 2007, we had 12 employees. No employees are represented by a union. We believe that our employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 5120 Woodway, Suite 9024, Houston, Texas 77056, in approximately 2,123 square feet of office space which is leased, on a 5-year contract basis expiring January 31, 2012 for $3,420 per month. We believe that our offices are adequate for our present and future needs.


ITEM 3. LEGAL PROCEEDINGS

On September 22, 2006, a lawsuit was filed against us by Norpro Saint Gobain at In the County Civil Court at Law No (1), Harris County Texas, Case No. 865,612. The issue arises from the sublease agreement for our office space from June 2002 to May 2003. The total amount in dispute is $16,000. In 2003, we paid an amount which we believed settled the dispute. However, Norpro Saint Gobain contacted us in April 2006, alleging additional amounts were owed under the agreement. This matter was settled on January 2, 2007, for $11,000 payable by March 5, 2009, and the lawsuit has been dismissed.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER'S PURCHASES OF EQUITY SECURITIES

In the U.S., our common stock is currently traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCPN.OB". From February 1999 to August 2006 our common stock was traded under the symbol "FCAI.OB". At the Annual Meeting of Stockholders held on July 14, 2006, the stockholders approved a three-to-one reverse split of the common stock; and approved an amendment to the Certificate of Incorporation increasing the authorized number of shares of common stock from 100,000,000 to 200,000,000 and increasing the authorized number of shares of preferred stock from 10,000,000 to 20,000,000. The reverse split of the common stock became effective on August 7, 2006. The effect of this reverse split is reflected in the audited condensed financial statements herein.

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

The following table sets forth the reported high and low closing prices for our common stock on the OTCBB for the last two fiscal years adjusted for the reverse split discussed above. As quoted by Commodity Systems, Inc., the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

QUARTER ENDED       HIGH    LOW
March 31, 2005      $0.48  $0.15
June 30, 2005       $0.30  $0.15
September 30, 2005  $0.24  $0.12
December 31, 2005   $0.27  $0.12

March 31, 2006      $0.60  $0.15
June 30, 2006       $0.57  $0.30
September 30, 2006  $0.65  $0.15
December 31, 2006   $0.40  $0.10

On March 16, 2007, the closing price on our common stock was $0.20 per share and at that date there were approximately 1,032 shareholders of record of our common stock. Our transfer agent is OTC Stock Transfer, Inc., 321 East 2100 South, Salt Lake City, UT 84115; tel. (801) 485-555, fax (801) 486-0562.

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

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2006.


                      EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------
Plan category                       Number of securities to    Weighted average      Number of securities
                                    be issued upon exercise    exercise price of    remaining available for
                                    of outstanding options,  outstanding options,    future issuance under
                                      warrants and rights     warrants and rights     equity compensation
                                                                                             plans
-----------------------------------------------------------------------------------------------------------

Equity compensation plans approved                      -0-  $                 N/A                      -0-
by security holders
----------------------------------  -----------------------  ---------------------  -----------------------
Equity compensation plans not                     3,765,005  $                0.07              163,436,325
approved by security holders
----------------------------------  -----------------------  ---------------------  -----------------------
Total                                             3,765,005  $                0.07              163,436,325
-----------------------------------------------------------------------------------------------------------

For information relating to the equity compensation plans reference is made to Footnote 9 to our Financial Statements, Stockholders' Equity - Stock Options

     RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2006, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the three months ended December 31, 2006, we issued 267,500 shares of our common stock to one investor for cash totaling $58,500. The market value for these issuances ranged from $0.22 to $0.24 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     REVENUE  RECOGNITION

The Company enters into two types of sales of VIP Systems: sales to end-users and sales to resellers. Revenue on sales to end-users is recognized upon completion of installation and testing of the system. Revenue on sales to resellers is recognized upon delivery of systems.

Retail merchandise sales are recognized upon shipment of the merchandise. The Company bears no physical inventory loss or returns risk related to these sales.

Payments and advances received for future sales or installation of systems are deferred until the delivery and/or installation is complete.


     STOCK-BASED COMPENSATION

Until December 31, 2005, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, we only recorded stock-based compensation resulting from options granted at below fair market value. Effective January 1, 2006, we adopted SFAS No. 123R, "Share Based Payments", which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.

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

Expected Volatility - Stock-based payments made prior to January 1, 2006 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to December 31, 2005 is valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

Risk-Free Interest Rate - We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

Estimated Forfeitures - When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual option forfeitures.

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date. We recognized $322,454 stock-based compensation cost in the year ended December 31, 2006 for the options and restricted stock issued to employees and others..

The following description of business, our financial position and our results of operations should be read in conjunction with our Financial Statements and the Notes to Financial Statements contained in this report on Form 10-KSB.

     ANALYSIS OF FINANCIAL CONDITION

We are actively developing our new home automation product VIP Systems(TM) and pursuing various partnership opportunities. We periodically enter into preliminary, non-binding discussions with other firms in the automation industry in the U.S. and Europe. These discussions could result in business combinations. While we desire that such business combinations occur, we can give no assurance that any future business combination can be structured on terms acceptable to us.

In case of expansion we plan to increase the number of our employees. Expansion of our work force and support of our current operations will be financed from sale of our common stock. Accordingly, we expect that our existing stockholders will suffer significant dilution in per share book value.

     RISK FACTORS

          GOING CONCERN RISK

During 2006 and 2005, we were dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $(989,594) and $(563,395) during the years ended December 31, 2006 and 2005, respectively. We also had significant negative cash flows from operations during each of the years ended December 31, 2006 and 2005. These factors combined with the cash requirements inherent in our businesses raise substantial doubt about our ability to continue as a going concern. See Note 2 to our Consolidated Financial Statements on Page F-13. Our long-term viability as a going concern is dependent upon three key factors as follows:

 - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

 -  Our  ability  to  acquire  or  internally  develop  viable  businesses;  and

 - Our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations.

As a result of potential liquidity problems, our auditors have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2006 and 2005, indicating that substantial doubt exists concerning our ability to continue as a going concern.

          RECENT LOSSES AND ACCUMULATED LOSSES AND DEFICIT, AND POTENTIAL DEFICIENCIES IN LIQUIDITY

Our ability to achieve profitability depends on our ability to successfully develop and market our home automation technology. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses for the foreseeable future due to the significant costs associated with home automation and video security technology operations.

We incurred net losses of $(989,594) and $(563,395) during the years ended December 31, 2006 and 2005, respectively. Recurring losses have produced an accumulated deficit of $(10,208,047) at December 31, 2006. Total revenue for the year ended December 31, 2006 was $198,537, which represents a 36% increase from 2005 amounts. Our revenue increase was attributable primarily to direct marketing activities.

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

          RISK OF DILUTION UPON CONVERSION OF OPTIONS

At March 16, 2007, we had outstanding a total of 5,471,670 options to purchase our common stock at exercise prices ranging from $.04 to $.36 per share. These prices are near or below current market prices. If exercises or conversions occur, current shareholders will be subject to an immediate dilution in per share net tangible book value.

          EFFECT ON MARKET RELATED TO SHARES ELIGIBLE FOR FUTURE SALE

At March 16, 2007, we had approximately 32,898,670 outstanding shares, of which approximately 5,691,355 shares are free trading shares, and approximately 27,207,315 shares are restricted securities as that term is defined the Securities Act of 1933. Approximately 24,916,816 shares of our restricted common stock have been held for more than two years. Approximately 5,750,484 may be sold by non-affiliates without limitation. In addition, approximately 407,999 shares of our restricted common stock has been held for more than one year
(excluding shares held for more than two years), and may be sold subject to volume restrictions. We can make no prediction as to the effect that resale of our restricted common stock, or the availability of such shares for sale, will have on market prices. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

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

          CONTROL  BY  MANAGEMENT  AND  CONFLICT  OF  INTERESTS

As of March 16, 2007, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 64.7% of our outstanding common stock, including all warrants exercisable within 60 days. This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders. It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us. This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

          SIGNIFICANT COST AND TIME DEVOTED TO COMPLIANCE INITIATIVES BY MANAGEMENT AS A RESULT OF OPERATING AS A PUBLIC COMPANY

We will continue to incur significant legal, accounting and other expenses as a fully-reporting public company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

          ISSUANCE OF PREFERRED STOCK

We presently have authorized 20,000,000 shares of preferred stock, par value $.001 per share. As of March 16, 2007 we had 4,500,000 shares of preferred stock outstanding. The outstanding shares of preferred stock are convertible into approximately 6,682,052 shares of our common stock and are entitled to certain dividend rights. The outstanding shares of preferred stock do not have any voting rights. Our Board of Directors has the authority, without action or consent by the stockholders, to issue the authorized preferred stock in one or more series, to fix the number of shares in each series, and to determine the voting rights, preferences as to dividends and liquidation rights, conversion rights, and other rights of any series of preferred stock. The shares of preferred stock could adversely affect the rights of the holders of common stock and could prevent holders of common stock from receiving a premium upon the sale of the common stock. For example, an issuance of preferred stock could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over our common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock.

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

          INTELLECTUAL PROPERTY

We seek patent protection on our core technologies, applications and improvements of these technologies and on related inventions that will help ensure our access to desired markets. As of March 16, 2007, we owned one patent. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. Consistent with our business plans, we have focused since 2002 on building and protecting our patent estate in automation and remote management control. Our issued patent has an expiration date of September 6, 2021.

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

     YEAR  ENDED  DECEMBER  31,  2006  AS  COMPARED  TO  THE YEAR ENDED DECEMBER
     31,  2005

During the year ended December 31, 2006, our revenue from continuing operations was $198,537 as compared to $146,391 for the year ended December 31, 2005. Our revenue increase was attributable primarily to our marketing activities.

Cost of system sales decreased by $26,497 to $53,561, due to our cost optimization efforts. Cost of merchandise sold increased by $51,461 to $56,910 due to sale of all merchandise inventory and change of our business strategy to concentrate on home automation and video security.

During the year ended December 31, 2006, operating and general expenses increased as compared to the year ended December 31, 2005, from $549,900 to $677,915 due to expansion of our business operations.

During the year ended December 31, 2006 and 2005 we recognized stock and share based compensation of $322,454 and $2,500, respectively. This increase is due to increase in the direct issuance of common stock to compensate employees and officers during 2006.

During the year ended December 31, 2006, we had a net loss of $(989,594) as compared to a net loss of $(563,395) in the year ended December 31, 2005. The increase primarily relates to the expansion of our business operations and share-based compensation expenses recognized with the implementation of FAS 123(R).

     LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2006, we had cash resources of $95,138. We estimate that during the year 2007, our cash requirements will be approximately $600,000, or $150,000 per quarter. We do not presently believe that we will have positive cash flow from operations in 2007 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations was adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

During the year 2006, we raised $270,875 in cash from the sale of our securities. We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2007 if funds are available: $250,000 for continued development of our automation business; and $100,000 for marketing expenses.

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

During 2006 and 2005 the Company obtained loans (Note 4 of our Financial Statements) from Alex Genin, Eastern Credit Limited, Inc., and corporations, Mr. Genin controls. Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer. During 2006 and 2005, interest charged on notes payable to the related parties was $53,709 and $50,089 respectively.

During 2004, under the Agreement signed on February 6, 2003, we received the last installments of $163,800 from United Capital Group for preferred stock. This brings United Capital Group's total investment in preferred stock to $750,674. United Capital Group is controlled by Alex Genin, our chief executive officer. On March 11, 2004, United Capital also made a loan to us under an $80,000 promissory note bearing interest of 6%. This note has been partially paid off during the first quarter of 2006. The remaining balance on this note as of December 31, 2006 is $67,983. This note was due on March 11, 2005, but has been extended until March 11, 2009. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007, but has been extended until March 25, 2009. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 which bear interest at the rate of 8% and which are due between May 2007 and December 2007. On September 20, 2006, United Capital made a loan to the Company under a $13,500 promissory note bearing interest of 8% which is due September 20, 2008. This note was paid off on December 1, 2006. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to United Capital Group is $198,983.

During 2004, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $41,700 which bear interest at the rate ranging from 6% to 7% and which are due between April 2007 and March 2009. During 2005, Alex Genin made several loans to the Company under 20 separate promissory notes for a total principal amount of $93,190 which bear interest at the rate ranging from 7% to 8% and which are due between March 2007 and October 2008. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to Alex Genin is $234,890.

During 2004, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under 13 separate promissory notes for a total principal amount of $145,700 which bear interest at the rate ranging from 6% to 7% and which are due between September 2007 and December 2008. During 2006 some of these notes were paid off. The remaining balance on these notes is $57,988. During 2005, Eastern Credit Limited, Inc. made several loans to us under 18 separate promissory notes for a total principal amount of $141,250 which bear interest at the rate ranging from 6% to 8% and which are due between May 2007 and March 2008. During 2005 one note was paid off. The remaining balance on these notes is $140,800. On August 7, 2006, Eastern Credit Limited, Inc. made a loan to us under $1,000 promissory note bearing interest of 8% which is due August 7, 2008. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to Eastern Credit Limited is $199,788.

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

During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which are due between April 2007 and June 2007. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to First National Petroleum is $14,500.

During 2005, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under ten separate promissory notes for a total principal amount of $29,855 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes were collateralized. These notes were paid off in full in February-March 2006. On November 11, 2006, Pacific Commercial Credit, Inc. made a loan to us under $9,400 promissory note bearing interest of 8% which is due November 6, 2008. This note is not collateralized.

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

During the two most recent fiscal years and the interim period to October 10, 2005, the Registrant did not consult with McConnell & Jones, LLP, regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that the Registrant concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) or Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-B.


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


ITEM 8B. OTHER INFORMATION
None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE

     OUR DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2006 our Directors and Executive Officers were:

NAME AND ADDRESS             AGE          POSITION
---------------------------  ---  ------------------------
Alex Genin                    55  Director, Chairman, CEO,
5120 Woodway Dr. Suite 9024       CFO and President
Houston, TX 77056

Cathy K. George               56  Director
5120 Woodway Dr. Suite 9024
Houston, TX 77056

Merrill P. O'Neal             78  Director
5120 Woodway Dr. Suite 9024
Houston, TX 77056

Andrew Grebe                  51  Director
5120 Woodway Dr. Suite 9024
Houston, TX 77056

Our Directors may be elected annually and hold office until our next annual meeting of stockholders, or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of our directors and executive officers.

We do not currently have a process for security holders to send communications to the Board of Directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to our Chief Executive Officer, Alex Genin, at our executive offices, 5120 Woodway Dr., Suite 9024, Houston, Texas 77056. While we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Genin collects and evaluates all shareholder communications. If the communication is directed to the Board of Directors generally or to a specific director, Mr. Genin will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting. If the communication requires a more urgent response, Mr. Genin will direct that communication to the appropriate executive officer. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

We do not currently have a process for security holders to make recommendation for nomination to our Board of Directors.

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

CATHY K. GEORGE has been our Director since August, 2006. Ms. George has extensive experience in real estate investments and residential renovation and resale. For the last 10 years Ms. George has been the President and the owner of Wincat, Inc., a Houston based real estate company.

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

     BOARD  OF  DIRECTORS

We  held  two  meetings  of  the Board of Directors during the fiscal year ended
December 31, 2006, and the Board of Directors took action at Board meetings or by unanimous written consent 14 times during that period. Mr. Genin is our only Director who is also an officer. The Board of Directors does not currently have audit committee or any other committees. We believe this structure is adequate for the size of our company.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2006.

     CODE OF ETHICS

We have adopted a Code of Ethics for directors, officers (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and employees. The copy of the Code of Ethics was previously filed with our Form 10-KSB for the fiscal year ending December 31, 2003, and is attached hereto as
Exhibit  14.1.


ITEM 10. EXECUTIVE COMPENSATION

The following sets forth all forms of compensation paid to our executive officers for the years ended December 31, 2006 and 2005.

------------------------------------------------------------------------------------------------------------------------
                                                  SUMMARY COMPENSATION TABLE

                                                                Non-Equity      Nonqualified
Name and                              Stock       Option      Incentive Plan      Deferred       All Other
Principal          Salary    Bonus    Awards      Awards       Compensation     Compensation    Compensation     Total
Position    Year    ($)       ($)      ($)         ($)             ($)              ($)             ($)           ($)
----------  ----  --------  -------  --------  ------------  ----------------  --------------  --------------  ---------
Alex Genin
Director,
Chairman,   2006  $ 65,120  $   -0-  $    -0-  $279,630 (1)  $            -0-  $          -0-  $          -0-  $ 344,750
----------  ----  --------  -------  --------  ------------  ----------------  --------------  --------------  ---------
CEO and
President   2005  $ 26,640  $   -0-  $    -0-  $      0 (2)  $            -0-  $          -0-  $          -0-  $  26,640
------------------------------------------------------------------------------------------------------------------------

(1) During 2006, we issued 900,000 immediately exercisable options as compensation to Mr. Genin. This option has an exercise price of $0.06 per share and expires on January 30, 2008. We valued this transaction at $279,630 (see
Note 9 to our Financial Statements).
(2) During 2005, we issued 833,334 immediately exercisable options as compensation to Mr. Genin. This option had an exercise price of $0.09 per share and expired on February 1, 2007. Because of the accounting policies no expense was recognized (see Note 9 to our Financial Statements).

                                    OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END DECEMBER 31, 2006

--------------------------------------------------------------------------------------------------------------------------------
                              Option Awards                                                      Stock Awards
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Equity
                                                                                                                      Incentive
                                                                                                           Equity       Plan
                                                                                                         Incentive     Awards:
                                            Equity                                                          Plan      Market or
                                           Incentive                                                      Awards:      Payout
                                             Plan                                                        Number of    Value of
                                            Awards:                                           Market      Unearned    Unearned
             Number of      Number of      Number of                                         Value of     Shares,      Shares,
             Securities     Securities    Securities                            Number of    Shares or    Units or    Units or
             Underlying     Underlying    Underlying                            Shares or    Units of      Other        Other
                 Un             Un            Un                                Units of       Stock       Rights      Rights
             exercised      exercised      exercised     Option                   Stock        That         That        That
              Options        Options       Unearned     Exercise     Option     That Have    Have Not     Have Not    Have Not
                (#)            (#)          Options      Price     Expiration  Not Vested     Vested       Vested      Vested
Name        Exercisable   Unexercisable       (#)         ($)         Date         (#)          ($)         (#)          ($)
--------------------------------------------------------------------------------------------------------------------------------
Alex Genin
Director,      1,733,334                               $    0.045  12/20/2007
Chairman,        833,334                               $     0.09    2/1/2007
CEO and          900,000                               $     0.06   1/30/2008
President                            -0-          -0-                                  -0-  $       -0-         -0-  $       -0-
--------------------------------------------------------------------------------------------------------------------------------

                              DIRECTOR COMPENSATION 2006

We do not currently pay any board compensation.

----------------------------------------------------------------------------------------------------------
                   Fees
                 earned or                          Non-Equity      Nonqualified
                  Paid in     Stock     Option    Incentive Plan      Deferred       All Other
                   Cash       Awards    Awards     Compensation     Compensation    Compensation    Total
Name                ($)        ($)       ($)           ($)              ($)             ($)          ($)
----------------------------------------------------------------------------------------------------------
Alex Genin      $         0  $    -0-  $      0  $            -0-  $          -0-  $          -0-  $     0
--------------  -----------  --------  --------  ----------------  --------------  --------------  -------
Andrew Grebe    $         0  $    -0-  $      0  $            -0-  $          -0-  $          -0-  $     0
--------------  -----------  --------  --------  ----------------  --------------  --------------  -------
Cathy George    $         0  $    -0-  $      0  $            -0-  $          -0-  $          -0-  $     0
--------------  -----------  --------  --------  ----------------  --------------  --------------  -------
Merrill O'Neal  $         0  $    -0-  $      0  $            -0-  $          -0-  $          -0-  $     0
----------------------------------------------------------------------------------------------------------

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

     REPRICING OF OPTIONS

None.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 16, 2007, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. At March 16, 2007, we had outstanding 32,898,670 shares of common stock, and 4,500,000 outstanding shares of preferred stock.

                       Name and Address             Amount and Nature of       Percentage
Title of Class        of Beneficial Owner           Beneficial Ownership        of Class
---------------  -----------------------------  -----------------------------  -----------
Common stock     Alex Genin - Director, CEO,    23,948,339 (1)(2)(3)(4)(5)(6)        63.8%
                 Acting CFO, President
                 5120 Woodway, Suite 9024
                 Houston, Texas 77056

Common Stock     Cathy K. George - Director                          209,667          0.6%
                 5120 Woodway, Suite 9024
                 Houston, Texas 77056

Common Stock     Merrill P. O'Neal - Director                         33,334          0.1%
                 5120 Woodway, Suite 9024
                 Houston, Texas 77056

Common Stock     H. Andrew Grebe - Director                           66,667          0.2%
                 5120 Woodway, Suite 9024
                 Houston, Texas 77056
                                                ============================  ============
COMMON STOCK     ALL OFFICERS AND DIRECTORS AS
                 A GROUP-FOUR PERSONS                             24,258,007         64.7%

Common Stock     Eurocapital Group, Ltd                          9,500,001(5)        28.9%
                                  19 Peel Road
                 Douglas, Isle of Man
                 British Isles 1M1 4LS

Common Stock     United Capital Group Limited                7,481,669 (5)(6)        22.7%
                 50 Town Range, Suite 7B
                 Gibraltar

------------------------------------------------------------------------------------------
Preferred stock  Alex Genin - Director, CEO,                 1,500,000 (5)(7)        33.3%
                 Acting CFO, President
                 5120 Woodway, Suite 9024
                 Houston, Texas 77056

Preferred Stock  Cathy K. George - Director                                0          0.0%
                 5120 Woodway, Suite 9024
                 Houston, Texas 77056

Preferred Stock  Merrill P. O'Neal - Director                              0          0.0%
                 5120 Woodway, Suite 9024
                 Houston, Texas 77056

Preferred Stock  H. Andrew Grebe - Director                                0          0.0%
                 5120 Woodway, Suite 9024
                 Houston, Texas 77056
                                                ============================  ============
PREFERRED STOCK  ALL OFFICERS AND DIRECTORS AS
                 A GROUP-FOUR PERSONS                              1,500,000         33.3%
------------------------------------------------------------------------------------------
Preferred Stock  United Capital Group Limited                      1,500,000         33.3%
                 50 Town Range, Suite 7B
                 Gibraltar

(1) Includes options to purchase up to 1,733,334 shares of our common stock at an exercise price of $0.045 was granted in December 2004. This option expires on December 20, 2007.

(2) An option to purchase up to 833,334 shares of our common stock which was exercisable at an exercise price of $.09 per share. This option expired on February 1, 2007.

(3) Includes an option to purchase up to 900,000 shares of our common stock. This option has an exercise price of $0.06 per share and expires on January 30, 2008.

(4) Includes an option to purchase up to 2,000,000 shares of our common stock. This option has an exercise price of $0.05 per share and expires on March 5, 2009.

(5) Alex Genin currently holds powers of attorney from Eurocapital Group, Ltd. and United Capital Group Limited pursuant to which Mr. Genin is granted voting and investment power with respect to our shares. Mr. Genin is deemed to be the beneficial owner of these shares. Mr. Genin does not own any stock of Eurocapital Group, Ltd. or United Capital Group Limited.

(6) Excludes 4,615,385 shares of our common stock which would be issuable upon the conversion of shares of preferred stock held by United Capital Group Limited.

(7)  Shares  owned  by  United  Capital  Group  Limited.

Information required to be disclosed under Item 201(d) of Regulation S-B is incorporated in Item 5 herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year , or in any proposed transaction to which we propose to be a party:

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

Pursuant to a letter agreement signed on February 6, 2003, during 2004 the Company received the last installments of $163,800 from United Capital Group for the purchase of preferred stock. United Capital Group is controlled by Alex Genin, the Company's chief executive officer. Pursuant to the letter agreement, United Capital Group purchased the following shares of our preferred stock:

A. 500,000 shares of preferred stock, convertible, at the option of the holder, into common shares of the Company prior to June 30, 2006 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $1.00 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.15. In addition, these stocks carry a cumulative coupon dividend of 6% per annum. The total accumulated coupon dividend due on these shares as of December
     31, 2006, was $64.68. The conversion feature of these shares has been extended to June 30, 2008 by agreement of the parties; and

B. 1,000,000 shares of preferred stock, convertible, at the option of the holder, into common shares of the Company prior to May 15, 2006 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $.25 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.195. In addition, these stocks carry a cumulative coupon dividend of 6% per annum. The total accumulated coupon dividend due on these shares as of December
     31, 2006, was $225.70. The conversion feature of these shares has been extended to May 15, 2008 by agreement of the parties.

In January, 2004, we cancelled all options granted to Mr. Genin, and in December 2004 granted a new 1,733,334 immediately exercisable option. This option has an exercise price of $0.045 per share and expires on December 20, 2007.

In December 2005, we granted Mr. Genin an immediately exercisable option to purchase up to 833,334 shares of our common stock exercisable at $0.09 per share that expired on February 1, 2007 and 100,000 shares of our common stock to related party investors exercisable at $0.09 per share that was exercised on February 1, 2007.

In July 2006, we granted Mr. Genin an immediately exercisable option to purchase up to 900,000 shares of our common stock exercisable at $0.06 per share that expires on January 30, 2008.

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

During 2005, the Company received $423,295 of advances from its chief executive officer and companies controlled or related to him. During 2006, the Company received approximately $23,900 of advances from Mr. Genin, its chief executive officer and a company controlled or related to him. The principle due under these advances as of December 31, 2006 was $657,561. During 2006 and 2005, interest charged on notes payable to the related parties was $53,709 and $50,089 respectively. The following is a summary of all loan transactions with entities related to Mr. Genin:

During 2004, under the Agreement signed on February 6, 2003, we received the last installments of $163,800 from United Capital Group for preferred stock. This brings United Capital Group's total investment in preferred stock to $750,674. United Capital Group is controlled by Alex Genin, our chief executive officer. On March 11, 2004, United Capital also made a loan to us under an $80,000 promissory note bearing interest of 6%. This note has been partially paid off during the first quarter of 2006. The remaining balance on this note as of December 31, 2006 is $67,983. This note was due on March 11, 2005, but has been extended until March 11, 2009. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007, but has been extended until March 25, 2009. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 which bear interest at the rate of 8% and which are due between May 2007 and December 2007. On September 20, 2006, United Capital made a loan to the Company under a $13,500 promissory note bearing interest of 8% which is due September 20, 2008. This note was paid off on December 1, 2006. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to United Capital Group is $198,983.

During 2004, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $41,700 which bear interest at the rate ranging from 6% to 7% and which are due between April 2007 and March 2009. During 2005, Alex Genin made several loans to the Company under 20 separate promissory notes for a total principal amount of $93,190 which bear interest at the rate ranging from 7% to 8% and which are due between March 2007 and October 2008. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to Alex Genin is $234,890.

During 2004, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under 13 separate promissory notes for a total principal amount of $145,700 which bear interest at the rate ranging from 6% to 7% and which are due between September 2007 and December 2008. During 2006 some of these notes were paid off. The remaining balance on these notes is $57,988. During 2005, Eastern Credit Limited, Inc. made several loans to us under 18 separate promissory notes for a total principal amount of $141,250 which bear interest at the rate ranging from 6% to 8% and which are due between May 2007 and March 2008. During 2005 one note was paid off. The remaining balance on these notes is $140,800. On August 7, 2006, Eastern Credit Limited, Inc. made a loan to us under $1,000 promissory note bearing interest of 8% which is due August 7, 2008. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to Eastern Credit Limited is $199,788.

During 2004, Stromberg Development, Inc., a company owned by the spouse of Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $3,433 which bear interest at the rate of 8% and which are due between November 2006 and October 2007. These notes were paid off in 2005. During 2005, Stromberg Development, Inc. made several loans to us under four separate promissory notes for a total principal amount of $28,000 which bear interest at the rate of 8% and which are due between February 2007 and February 2008. None of these notes were collateralized. All notes were paid off in full in February 2006. During 2006, we made a business loan to Stromberg Development, Inc. in the amount of $12,435 which was repaid in full in February 2007.

During 2005, ECL Trading, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $20,000 which bear interest at the rate of 6% and which are due in February 2008. None of these notes were collateralized. All notes were paid off in full in February 2006. During 2006, we made a business loan to ECL Trading Co., Inc. in the amount of $3,167. There are currently no repayment terms for this loan.

During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which are due between April 2007 and June 2007. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to First National Petroleum is $14,500.

During 2005, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under ten separate promissory notes for a total principal amount of $29,855 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes were collateralized. These notes were paid off in full in February-March 2006. On November 11, 2006, Pacific Commercial Credit, Inc. made a loan to us under $9,400 promissory note bearing interest of 8% which is due November 6, 2008. This note is not collateralized.

During 2006, we made a business loan to Federal Beverage Distributors, Inc., a company controlled by Alex Genin, our chief executive officer, in the amount of $4,261. There are currently no repayment terms for this loan.

DIRECTOR INDEPENDENCE

Alex Genin is our Director, Chief Executive Officer and Principal Financial Officer and therefore is not an independent Director pursuant to Item 407(a)(1) of Regulation S-B. Merrill P. O'Neal, H. Andrew Grebe and Cathy George are independent Directors under the independence standards applicable to the small business issuer under paragraph (a)(1) of the Item 407 of Regulation S-B.


ITEM 13. EXHIBITS

Exhibit  14.1  -  Code  of  Ethics

Exhibit  21.1  -  Subsidiaries

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     AUDIT FEES

Our auditors McConnell and Jones, L.L.P. billed us in the aggregate amount of $21,500 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2006. Our former auditors Ham, Langston and Brezina, L.L.P. billed us in the aggregate amount of $8,492 and our current auditors McConnell and Jones, L.L.P. billed us in the aggregate amount of $15,500 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2005.

     AUDIT-RELATED  FEES

Our auditors did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2006 and December 31, 2005.

     FINANCIAL  INFORMATION  SYSTEMS  DESIGN  AND  IMPLEMENTATION  FEES

For the fiscal years ended December 31, 2006 and December 31, 2005, our auditors did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended December 31, 2006 and December 31, 2005, we were not billed for professional services from any other accounting firm for information systems design or implementation.

     TAX FEES

Our auditors did not bill us for, nor perform professional services rendered for tax related services for the fiscal years ended December 31, 2006 and December 31, 2005.

     ALL OTHER FEES

We were not billed for any other professional services for the fiscal years ended December 31, 2006 and December 31, 2005.


SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April _12, 2007.

FIRST CAPITAL INTERNATIONAL, INC.

-------------------------
By: /s/ Alex Genin
Alex Genin
Director, CEO, Acting CFO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                 Title                  Date
-----------------------------  ---------------------------  --------------


-----------------------------
/s/ Alex Genin                 Director,                    April 12, 2007
Alex Genin                     Chief Executive Officer and
                               Principal Financial Officer


-----------------------------
/s/ Merrill P. O'Neal          Director                     April 12, 2007
Merrill P. O'Neal


-----------------------------
/s/ H. Andrew Grebe            Director                     April 12, 2007
H. Andrew Grebe


-----------------------------
/s/ Cathy K. George            Director                     April 12, 2007
Cathy K. George

                        FIRST CAPITAL INTERNATIONAL, INC.
                                   ----------



                        CONSOLIDATED FINANCIAL STATEMENTS
          WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   ----------

                                                         PAGE
                                                         ----

Report of Independent Registered Public Accounting Firm  F-3

Audited Financial Statements

  Consolidated Balance Sheet as of December 31,
    2006                                                 F-4

  Consolidated Statements of Operations for the
    years ended December 31, 2006 and 2005               F-5

  Consolidated Statements of Stockholders' Deficit
    for the years ended December 31, 2006 and 2005       F-6

  Consolidated Statements of Cash Flows for the
    years ended December 31, 2006 and 2005               F-8

Notes to Consolidated Financial Statements               F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
First Capital International, Inc.


We have audited the accompanying consolidated balance sheet of First Capital International, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years ended, December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has suffered recurring losses from operations and has been dependent on funding obtained from outside investors to support its continuing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Houston, Texas
March 30, 2007

                        FIRST CAPITAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                                   ----------


ASSETS
------
Current assets:
  Cash and cash equivalents                               $     95,138
  Accounts receivable                                            2,729
  Employee receivables                                          12,851
  Due from related parties                                      19,863
  Inventory                                                     42,765
                                                          -------------

    Total assets                                          $    173,346
                                                          =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                           $     81,349
  Accounts payable and accrued liabilities                     125,447
  Current portion of notes payable to related parties          382,473
  Convertible notes payable                                    500,000
  Deferred revenue                                             204,109
                                                          -------------

    Total current liabilities                                1,293,378

Notes payable to related parties, non-current                  275,088
                                                          -------------

      Total liabilities                                      1,568,466
                                                          -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 20,000,000 shares
    authorized; 4,500,000 shares issued and outstanding          4,500
  Common stock, $0.001 par value; 200,000,000 shares
    authorized; 32,798,670 shares issued and outstanding        32,799
  Additional paid-in capital                                 8,782,753
  Accumulated deficit                                      (10,208,047)
  Subscription receivable                                       (7,125)
                                                          -------------

      Total stockholders' deficit                           (1,395,120)
                                                          -------------

        Total liabilities and stockholders' deficit       $    173,346
                                                          =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                   ----------

                                                  2006          2005
                                              ------------  ------------
Revenue:
  System sales                                $   141,627   $   130,724
  Merchandise sales                                56,910         5,449
  Other                                                 -        10,218
                                              ------------  ------------

    Total revenue                                 198,537       146,391
                                              ------------  ------------

Costs of sales:
  Cost of systems                                  53,561        80,058
  Cost of merchandise sold                         65,491         3,177
                                              ------------  ------------

    Total cost of sales                           119,052        83,235
                                              ------------  ------------

Gross margin                                       79,485        63,156
                                              ------------  ------------

Selling, general and administrative expenses    1,000,369       552,400
                                              ------------  ------------

Loss from operations                             (920,884)     (489,244)
                                              ------------  ------------

Other expense:
    Interest expense                               68,710        74,151
                                              ------------  ------------

Net loss                                      $  (989,594)  $  (563,395)
                                              ============  ============

Basic and diluted net loss per common share   $     (0.03)  $     (0.02)
                                              ============  ============

Weighted average shares outstanding            31,992,191    31,271,907
                                              ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                    Continued

                                                 FIRST CAPITAL INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005
                                                            ----------

                                                                                                                          TOTAL
                           PREFERRED STOCK     COMMON STOCK        ADDITIONAL   UNISSUED     SUBSCRIP-                    STOCK-
                        ----------------------------------------    PAID-IN      COMMON        TION       ACCUMULATED    HOLDERS'
                         SHARES     AMOUNT     SHARES    AMOUNT     CAPITAL      STOCK      RECEIVABLE      DEFICIT      DEFICIT
----------------------------------------------------------------------------------------------------------------------------------
Balance at December
  31, 2004              4,500,000  $  4,500  31,197,699  $31,198  $ 8,122,975  $      17   $    (9,500)  $ (8,655,058)  $(505,868)
Common stock issued
  for cash                      -         -     448,333      448       67,477        (17)            -              -      67,908
Common stock issued to
  vendors for services
  performed                     -         -      16,667       17        2,483          -             -              -       2,500
Net loss                        -         -           -        -            -          -             -       (563,395)   (563,395)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December
  31, 2005              4,500,000  $  4,500  31,662,699  $31,663  $ 8,192,935  $       -   $    (9,500)  $ (9,218,453)  $(998,855)
                        =========  ========  ==========  =======  ===========  ==========  ============  =============  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                    Continued

                                                FIRST CAPITAL INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005 - (CONTINUED)
                                                            -----------

                                                                                                                        TOTAL
                                 PREFERRED STOCK       COMMON STOCK        ADDITIONAL    SUBSCRIP-                      STOCK-
                              ------------------------------------------    PAID-IN         TION       ACCUMULATED     HOLDERS'
                               SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      RECEIVABLE      DEFICIT       DEFICIT
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005  4,500,000  $  4,500  31,662,699   $31,663   $ 8,192,935   $    (9,500)  $ (9,218,453)  $  (998,855)
Common stock voluntarily
  returned to treasury and
  cancelled                           -         -    (817,866)     (818)          818             -              -             -
Common stock issued for cash          -         -     763,835       764       227,236             -              -       228,000
Common stock issued upon
  exercise of options                 -         -     336,668       337        40,163             -              -        40,500
Common stock issued to
  employees for services              -         -      20,000        20         5,980             -              -         6,000
Common stock issued as
  collateral for a note
  payable                             -         -     833,334       833          (833)            -              -             -
Compensatory stock options
  issued to  employees                -         -           -         -        15,512             -              -        15,512
Compensatory stock options
  issued to  Officers and
  Directors                           -         -           -         -       279,630             -              -       279,630
Stock options issued to
  other third parties for
  services                            -         -           -         -        21,312             -              -        21,312
Cash received for
  subscription
  receivable                          -         -           -         -             -         2,375              -         2,375
Net loss                              -         -           -         -             -             -       (989,594)     (989,594)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006  4,500,000  $  4,500  32,798,670   $32,799   $ 8,782,753   $    (7,125)  $(10,208,047)  $(1,395,120)
                              =========  ========  ===========  ========  ============  ============  =============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                   ----------

                                                            2006        2005
                                                         ----------  ----------
Cash flows from operating activities:
  Net loss                                               $(989,594)  $(563,395)
  Adjustments to reconcile net loss to net cash used in
    operating activities:

    Share based payments                                   322,454       2,500
    Changes in operating assets and liabilities:
      Accounts receivable                                    5,838     (25,915)
      Inventory                                             74,145       7,865
      Notes payable                                         (9,050)          -
      Accounts payable and accrued liabilities             (50,710)     90,734
      Deferred revenue                                     204,109           -
                                                         ----------  ----------

          Net cash used in operating activities           (442,808)   (488,211)
                                                         ----------  ----------


Cash flows from financing activities:
  Proceeds from notes payable and long-term debt            23,900     508,346
  Proceeds from notes payable secured by issuance
  of common stock                                          500,000           -
  Proceeds from sale of common stock                       270,875      67,875
  Payments for notes payable and long-term debt           (265,978)    (88,308)
                                                         ----------  ----------

          Net cash provided by financing activities        528,797     487,913
                                                         ----------  ----------

Net decrease in cash and cash equivalents                   85,989        (298)

Cash and cash equivalents, beginning of year                 9,149       9,447
                                                         ----------  ----------

Cash and cash equivalents, end of year                   $  95,138   $   9,149
                                                         ==========  ==========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  74,378   $  25,610
                                                         ==========  ==========

  Cash paid for income taxes                             $       -   $       -
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

     On July 14, 2006, the stockholders of the Company approved a 3-for-1 reverse stock split, which became effective on August 7, 2006. All references to common stock, common shares outstanding, average number of common shares outstanding, per share amounts and options in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the 3-for-1 common stock reverse split on a retroactive basis.


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

     Retail merchandise sales are recognized upon shipment of the merchandise. The Company bears no physical inventory loss or returns risk related to these sales.

     Payments and advances received for future sales or installation of systems are deferred until the delivery and/or installation is complete.

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


     ACCOUNTS  RECEIVABLE
     --------------------

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


     INVENTORY
     ---------

     Inventory consists primarily of electronic equipment held for sale. Inventory is recorded at the lower of aggregate cost or market with cost determined using the first-in, first-out (FIFO) method.


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

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     STOCK-BASED  COMPENSATION
     -------------------------

     In December 2004, the FASB issued Statement of Financial Accounting Standards 123R ("SFAS 123R"), Share-Based Payment - An Amendment of FASB Statements No. 123 and 95. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic-value method, the Company's previous accounting method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.

     On January 1, 2006, the Company adopted SFAS 123R using the prospective transition method, as required by the statement. Under this transition method, beginning January 1, 2006, employee share-based compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of December 31, 2005 for (i) employees using the intrinsic value in accordance with the provisions of APB 25 and (ii) non-employees using the fair value in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

     The effect of adopting SFAS 123R for the year ended December 31, 2006 was to increase net loss by $301,142 and to increase basic and diluted net loss per share by $0.01

     Valuation and Amortization Method - The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

     Expected Term - The expected term represents the period that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

     Expected Volatility - Volatility factor based on the stock trading history.

     Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury securities with an equivalent term.

     Estimated Forfeitures - Based on voluntary termination behavior as well as analysis of actual option forfeitures.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     The component of the share-based compensation recognized in the Company's consolidated statements of operations for the year ended December 31, 2006 is as follows:

                                      Year ended
                                     December 31,
                                         2006
Employee share-based awards granted
on or subsequent to January 1, 2006       301,142
Non-employee stock options awards          21,312
                                     ------------
                                          322,454

     No share-based compensation was recognized for the year ended December 31, 2005.

     Had the Company elected to recognize compensation cost for stock options based on the calculated fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) per share for 2005 would have reflected the proforma amounts indicated below:

Net loss as reported                         $(563,395)

Add:  Stock-based employee compensation
  expense included in reported net income            -

Deduct:  Stock-based employee compensation
  expense determined under fair value based
  method for all awards                       (102,034)
                                             ----------

Proforma net loss                            $(665,429)
                                             ==========
Loss per share:
  Basic and diluted as reported              $   (0.02)
                                             ==========

  Basic and diluted proforma                 $   (0.02)
                                             ==========

     NET LOSS PER COMMON SHARE
     -------------------------

     The net loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. The basic net loss per common share is computed based on the weighted average number of common shares outstanding during each period. The diluted net loss per common share reflects the potential dilution that could occur if stock options and preferred stocks were exercised or converted into common stock, under certain circumstances, that then would share in the earnings of the Company. Diluted EPS for 2006 and 2005 excludes any effect from outstanding stock options and preferred stocks, as their inclusion would be antidilutive or immaterial.


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

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. FASB Statement No. 157 is not expected to have a material impact on our financial position or results of operations upon adoption.

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108 ("SAB 108"). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC's previous guidance in SAB No. 99, Materiality, on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant's previous method for quantifying misstatements. The adjustment should not include amounts related to changes in accounting estimates. Implementation of SAB 108 did not have any material impact on our financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48). FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. The Company will adopt FIN 48, as required on January 1, 2007. The Company has not performed the calculations related to this implementation and therefore the impact of FIN 48 on its financial statements is unknown at this time.

     Through December 2006, the FASB has issued several new pronouncements including SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)'. Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.


2.   GOING CONCERN CONSIDERATIONS
     ----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors, related parties and certain sophisticated investors to sustain its operations. During the years ended December 31, 2006 and 2005, the Company incurred net losses of $(989,594) and $(563,395), respectively, and had negative cash flows from operations of $(442,808) and $(488,211). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

2.   GOING CONCERN CONSIDERATIONS, CONTINUED
     ---------------------------------------

     Management has specific plans to address the Company's financial situation as follows:

     - In the near term, Management plans private placements of the Company's common stock to sophisticated investors to fund its operations.

     - In the long-term, Management believes that cash flows from home automation and video security products that the Company has developed will provide the resources for its continued operations.

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

     The Company's cash requirement for 2007 is expected to be approximately $150,000 per quarter. The management of the Company does not presently believe that the Company will have positive cash flow from operations in 2007 unless revenue-producing operations expand significantly.

     The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.   NOTES  PAYABLE
     --------------

     Notes  payable  at  December  31,  2006  were  as  follows:

Credit card obligations under agreements that provide
  credit of up to $95,000.  These obligations bear
  interest at rates ranging from  4.00% to 34.37% per
  year and are not collateralized.                          $81,349
                                                            =======

     Weighted average balance under these agreements during the year ended December 31, 2006 and 2005 was $9,625 and $11,376 respectively. The weighted average interest rate as of December 31, 2006 was 17.73%.


4.   NOTES  PAYABLE  TO  RELATED  PARTIES
     ------------------------------------

     Notes  payable  to  related  parties  at December 31, 2006 were as follows:

Notes payable to Alex Genin, the Company's Chief
  Executive Officer, who is a major stockholder.
  These notes bear interest at rates ranging from
  6.0 to 8.0% per year, and are due at various dates
  between January 2007 and November 2008. These
  notes are not collateralized.                            $234,890

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

4.   NOTES  PAYABLE  TO  RELATED  PARTIES,  CONTINUED
     ------------------------------------------------

Notes payable to corporations, bearing interest
  8.0% per year, and are due at various dates
  between March 2007 and November 2008.
  These notes are not collateralized.                       222,883

Notes payable to Eastern Credit Limited, Inc., a
  company owned by the Company's Chief Executive
  Officer, who is a major stockholder of the Company.
  These notes bear interest at rates ranging from 6.0%
  to 8.0% per year and are due at various dates between
  May 2007 and December 2008.  These notes are
  not collateralized.                                       199,788
                                                          ----------

                                                            657,561

Less non-current portion                                   (275,088)
                                                          ----------

                                                          $ 382,473
                                                          ==========

     Principal  maturities  during  the  next  five  years  are  as  follows:

YEAR ENDED
DECEMBER 31,
------------
2007           382,473
2008           275,088
              --------

              $657,561
              ========

5.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities at December 31, 2006 were as follows:

Trade accounts payable    $ 35,524
Sales tax payable              788
Accrued compensation         2,442
Accrued interest payable    75,693
Other Payable               11,000
                          --------

                          $125,447
                          ========

6.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2006, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $6,609,000 which expire in 2008 through 2026. Because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will not be able to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

6.   INCOME  TAXES,  CONTINUED
     -------------------------

     The composition of deferred tax assets and the related tax effects at December 31, 2006 are as follows:

  Net operating losses carry forward  $ 2,247,000

  Share based compensation                110,000
                                      ------------

    Total deferred tax assets         $ 2,357,000

  Valuation allowance                  (2,357,000)
                                      ------------

      Net deferred tax assets         $         -
                                      ============

     For financial reporting purposes, loss from operations before provision for income taxes relates 100% to United States operations for the years ended December 31, 2006 and 2005.

     The difference between the income tax benefit in the accompanying consolidated statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to loss from operations is as follows:

                                      2006                 2005
                             --------------------  --------------------
                               AMOUNT    PERCENT     AMOUNT    PERCENT
                             ----------  --------  ----------  --------
  Benefit for income tax at
    federal statutory rate   $ 342,000      34.0%  $ 191,554      34.0%
  Non-deductible expense                              (1,645)    (0.29)
  Increase in valuation
    allowance                 (342,000)        -    (189,909)   (33.71)
                             ----------  --------  ----------  --------
                             $       -         -%  $       -         -%
                             ==========  ========  ==========  ========

7.   OPERATING  LEASE
     ----------------

     The Company leases office space under an operating lease with a term of five years at a rate of $3,420 per month. The lease provides for renewal options, payment of taxes and utilities by the Company, and charges for increases for certain costs to the landlord. Rental expense under the operating lease was $65,920 and $60,760 during the years ended December 31, 2006 and 2005, respectively.

     Minimum annual lease payments due under these leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2006 are as follows:

YEAR ENDED
DECEMBER 31,
----------------------------
   2007                       $41,040
                              -------

Total minimum lease payments  $41,040
                              =======

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

8.   CONVERTIBLE  NOTE  PAYABLE
     --------------------------

     On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after reverse split) to a sophisticated investor as a collateral for the note payable bearing interest 0% and due on May 30, 2007. The agreement allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.


9.   CAPITAL  STRUCTURE  DISCLOSURE
     ------------------------------

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

     PREFERRED  STOCK
     ----------------

     The Company has authorized 20,000,000 shares of serial preferred stock for which the Company's Board of Directors may designate voting power, preferences, limitations and restrictions.

     At December 31, 2006, the Company had the following preferred stock outstanding:

     1,000,000 shares convertible, at the option of the holder, into common shares of the Company prior to February 15, 2007 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $0.12 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.12. In addition, these stocks carry a cumulative coupon dividend of 8% per annum.

     2,000,000 shares convertible, at the option of the holder, into common shares of the Company prior to June 1, 2007 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $0.08 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.15. In addition, these stocks carry a cumulative coupon dividend of 6% per annum.

     500,000 shares convertible, at the option of the holder, into common shares of the Company prior to June 30, 2008 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $1.00 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.15. In addition, these stocks carry a cumulative coupon dividend of 6% per annum.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

9.   CAPITAL  STRUCTURE  DISCLOSURE,  CONTINUED
     ------------------------------------------

     1,000,000 shares convertible, at the option of the holder, into common shares of the Company prior to May 15, 2008 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement. The conversion rate in effect at any time is determined by dividing the initial stock issue price of $0.25 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.195. In addition, these stocks carry a cumulative coupon dividend of 6% per annum.

     Arrearage in cumulative preferred dividends as of December 31, 2006 was approximately $1,268.

     The outstanding preferred stocks do not have any voting rights or any liquidation preferences.

     COMMON  STOCK
     -------------

     During the years ended December 31, 2006 and 2005, the Company issued 1,953,837 and 465,000 shares of common stock, respectively. Certain shares were issued for employee and non-employee compensation at prices representing a discount from the fair value of the Company's common stock at the date of issue or other appropriate measurement date, resulting in compensation expense to the Company.

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

10.  STOCK  OPTIONS
     --------------

     During the years ended December 31, 2006 and 2005, the Company issued non-qualified options to investors, employees, officers and directors and all such options are immediately exercisable for shares of our common stock. The table below summarizes the annual activity in the Company's stock options:

                                                           WEIGHTED AVG
                                                             EXERCISE
                               OPTIONS    EXERCISE PRICE       PRICE
                              ----------  ---------------  -------------
Balance at December 31, 2004  3,136,668                    $        0.15
                              ----------

  Granted to employees,
    officers and directors      983,336   $ 0.06 to $0.15  $        0.09
  Granted to others              50,001   $          0.15  $        0.15
  Cancelled or expired         (958,334)  $0.045 to $0.36  $        0.33
  Exercised                     (61,667)  $0.045 to $0.12  $        0.06
                              ----------
Balance at December 31, 2005  3,150,004   $0.045 to $0.15  $        0.06
                              ==========

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

10.     STOCK  OPTIONS,  CONTINUED
        --------------------------

Granted to employees,
  officers and directors        995,002   $ 0.06 to $0.30  $0.11
Granted to others               123,335   $ 0.15 to $0.36  $0.30
Exercised                      (336,668)  $ 0.12 to $0.15  $0.12
Cancelled or expired           (166,668)  $0.045 to $0.15  $0.12
                              ----------
Balance at December 31, 2006  3,765,005   $0.045 to $0.36  $0.07
                              ==========

     Fair value of the Company's stock options was determined based upon the Black-Scholes option pricing model. The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the year ended December 31, 2006: (i) average dividend yield of 0.00%; (ii) expected volatility of 100.00%; (iii) expected life between 1 and 2 years; and (iv) estimated risk-free interest rate of 8%.

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

     All outstanding stock options are currently exercisable. A summary of outstanding stock options at December 31, 2006 follows:

 NUMBER OF                      REMAINING
COMMON STOCK                   CONTRACTUAL   EXERCISE
EQUIVALENTS   EXPIRATION DATE  LIFE (YEARS)    PRICE
------------  ---------------  ------------  ---------
     933,335  February 2007        0.1       $    0.09
      33,334  June 2007            0.4            0.36
      66,668  June 2007            0.5            0.24
      40,000  July 2007            0.5            0.36
      58,334  August 2007          0.6            0.30
   1,733,334  December 2007        1.0           0.045
     900,000  January 2008         1.1            0.06
------------
   3,765,005
============

     The weighted average grant date fair value of options granted during the years ended December 31, 2006 and 2005 was $0.28 and $0.10 per share, respectively. Total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $120,900 and $12,575, respectively.

     During 2006 and 2005, the Company received $500 and $0 from employees upon the exercise of options and no tax benefits was recognized in the financial statements

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

11.  LEGAL PROCEEDINGS
     -----------------

     On September 22, 2006, a lawsuit was filed against the Company by Norpro Saint Gobain at In the County Civil Court at Law No (1), Harris
     County Texas, Case No. 865,612. The issue arises from the sublease agreement for our office space from June 2002 to May 2003. The total amount in dispute is $16,000. In 2003, the Company paid an amount which is the Company in April 2006, alleging additional amounts were owed under the agreement. This matter was settled on January 2, 2007, for $11,000 payable by March 5, 2009, and the lawsuit has been dismissed.


12.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the years ended December 31, 2006 and 2005, the Company engaged in certain related party transactions as follows:

     On September 30, 2006, the Company sold their Marchese di Genin merchandise inventory to Alex Genin, the Chief Executive Officer for $50,983 or cost less 20% discount. This amount was applied to promissory notes Mr. Genin has made to the Company in 2003 and other expenses due to him. The revenues from the sale of this merchandise for the last several years were insignificant and it was decided to divest the Company of this line of business and concentrate on our technology business.

     During 2006 and 2005 the Company obtained loans (Note 4) from Alex Genin, Eastern Credit Limited, Inc., and corporations, Mr. Genin controls. Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer. During 2006 and 2005, interest charged on notes payable to the related parties was $53,709 and $50,089 respectively.

     On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 which bear interest at the rate of 8% and which are due between May 2007 and December 2007. On September 20, 2006, United Capital made a loan to the Company under a $13,500 promissory note bearing interest of 8% which is due September 20, 2008. This note was paid off on December 1, 2006. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to United Capital Group is $198,983.

     During 2005, Alex Genin made several loans to the Company under 20 separate promissory notes for a total principal amount of $93,190 which bear interest at the rate ranging from 7% to 8% and which are due between March 2007 and October 2008. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to Alex Genin is $234,890.

     During 2005, Eastern Credit Limited, Inc. made several loans to us under 18 separate promissory notes for a total principal amount of $141,250 which bear interest at the rate ranging from 6% to 8% and which are due between May 2007 and March 2008. During 2005 one note was paid off. The remaining balance on these notes is $140,800. On August 7, 2006, Eastern Credit Limited, Inc. made a loan to us under $1,000 promissory note bearing interest of 8% which is due August 7, 2008. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to Eastern Credit Limited is $199,788.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

12.  RELATED  PARTY  TRANSACTIONS,  CONTINUED
     ----------------------------------------

     During 2005, Stromberg Development, Inc. made several loans to us under four separate promissory notes for a total principal amount of $28,000 which bear interest at the rate of 8% and which are due between February 2007 and February 2008. None of these notes were collateralized. All notes were paid off in full in February 2006. During 2006, the company made a business loan to Stromberg Development, Inc. in the amount of
     $12,435  which  was  repaid  in  full  in  February  2007

     During 2005, ECL Trading, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $20,000 which bear interest at the rate of 6% and which are due in February 2008. None of these notes were collateralized. All notes were paid off in full in February 2006. During 2006, the company made a business loan to ECL Trading Co., Inc. in the amount of $3,167. There are currently no repayment terms for this loan.

     During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which are due between April 2007 and June 2007. None of these notes are collateralized. As of December 31, 2006, total principal amount due on all notes to First National Petroleum is $14,500.

     During 2005, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under ten separate promissory notes for a total principal amount of $29,855 which bear interest at the rate of 8% and which are due between November 2006 and December 2007. None of these notes were collateralized. These notes were paid off in full in February-March 2006. On November 11, 2006, Pacific Commercial Credit, Inc. made a loan to us under $9,400 promissory note bearing interest of 8% which is due November 6, 2008. This note is not collateralized.

     During  2006,  the  company  made  a  business  loan  to  Federal  Beverage
     Distributors, Inc. in the amount of $4,261. There are currently no repayment terms for this loan.


13.  DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     -----------------------------------------------------------

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

     LONG-TERM NOTES PAYABLES TO RELATED PARTIES
     -------------------------------------------

     Fair value of long-term notes payables to related parties are estimated based on borrowing rates with similar terms. The terms of the amounts reflected in the consolidated balance sheet at December 31, 2006 are more fully discussed in Note 4.

                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   ----------

13.  DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS,  CONTINUED
     -----------------------------------------------------------------------

     NOTES PAYABLES
     --------------

     Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. Estimated fair values of notes payable at December 31, 2006 are not materially different from cost or book-value.

14.  MAJOR CUSTOMERS
     ---------------

     During the years ended December 31, 2006 and 2005, three customers each accounted for more than 10% of revenue as follows:

            2006   2005
            -----  -----
Customer 1    52%    33%
Customer 2     9%    12%
Customer 3     6%     7%

     At December 31, 2006, there were no accounts receivable were due from these customers.