Form 10QSB
period 2007-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2007-05-10
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 000-26271

                        FIRST CAPITAL INTERNATIONAL, INC.
              (Exact Name of Small Business Issuer in its Charter)

           DELAWARE                        3571                  76-0582435
(State or Other Jurisdiction of      Primary Standard         (I.R.S. Employer
 Incorporation or Organization)  Industrial Classification   Identification No.)
                                       Code Number

                        5120 WOODWAY
                         SUITE 9024
                        HOUSTON, TEXAS                                77056
(Address and telephone numberof Principal Executive Offices)        (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares outstanding as of the close of business on May 1, 2007:

              TITLE OF CLASS               NUMBER OF SHARES OUTSTANDING
      -------------------------------     -------------------------------
      Common Stock, $0.001 par value.                32,898,671


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

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       FIRST CAPITAL INTERNATIONAL, INC.

                                   ----------


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   ----------

                                                                PAGE
                                                                ----

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of March 31, 2007
    and December 31, 2006                                        F-3

  Unaudited Consolidated Condensed Statements of Operations
    for the three months ended March 31, 2007 and 2006           F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Deficit for the three months ended March 31, 2007            F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the three months ended March 31, 2007 and 2006           F-6

Notes to Unaudited Consolidated Condensed Financial Statements   F-7

                           FIRST CAPITAL INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 2007 AND DECEMBER 31, 2006
                                       ----------


                                                            MARCH 31,     DECEMBER 31,
                                                              2007            2006
                                                           (UNAUDITED)     (AUDITED)
                                                          -------------  --------------
ASSETS
------
Current assets:
  Cash and cash equivalents                               $     27,532   $      95,138
  Accounts receivable                                           41,940           2,729
  Employee receivables                                          15,432          12,851
  Due from related parties                                       7,393          19,863
  Inventory                                                     40,511          42,765
                                                          -------------  --------------

    Total assets                                          $    132,808   $     173,346
                                                          =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                           $     78,569   $      81,349
  Accounts payable and accrued liabilities                     154,274         125,447
  Current portion of notes payable to related parties          335,700         382,473
  Convertible notes payable                                    500,000         500,000
  Deferred revenue                                             204,109         204,109
                                                          -------------  --------------

    Total current liabilities                                1,272,652       1,293,378

Notes payable to related parties, non-current                  344,861         275,088
                                                          -------------  --------------

      Total liabilities                                      1,617,513       1,568,466
                                                          -------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 20,000,000 shares
    authorized; 4,500,000 shares issued and outstanding          4,500           4,500
  Common stock, $0.001 par value; 200,000,000 shares
    authorized; 32,898,671 shares issued and outstanding        32,899          32,799
  Additional paid-in capital                                 9,005,477       8,782,753
  Accumulated deficit                                      (10,521,716)    (10,208,047)
  Subscription receivable                                       (5,865)         (7,125)
                                                          -------------  --------------

      Total stockholders' deficit                           (1,484,705)     (1,395,120)
                                                          -------------  --------------

        Total liabilities and stockholders' deficit       $    132,808   $     173,346
                                                          =============  ==============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   ----------


                                               MARCH 31,     MARCH 31,
                                                  2007          2006
                                              ------------  ------------
Revenue:
  System sales                                $   136,788   $   101,582
  Merchandise sales                                     -         2,357
                                              ------------  ------------

    Total revenue                                 136,788       103,939
                                              ------------  ------------

Costs of sales:
  Cost of systems                                  79,635        23,192
  Cost of merchandise sold                              -           655
                                              ------------  ------------

    Total cost of sales                            79,635        23,847
                                              ------------  ------------

Gross margin                                       57,153        80,092
                                              ------------  ------------

Selling, general and administrative expenses      355,409       213,749
                                              ------------  ------------

Loss from operations                             (298,256)     (133,657)

Other expense:
    Interest expense                               15,413        19,780
                                              ------------  ------------

Net loss                                      $  (313,669)  $  (153,437)
                                              ============  ============

Basic and diluted net loss per common share   $     (0.01)  $     (0.00)
                                              ============  ============

Weighted average shares outstanding            32,863,115    30,927,141
                                              ============  ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                                                FIRST CAPITAL INTERNATIONAL, INC.
                               UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                            FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                                            ----------


                                  PREFERRED STOCK       COMMON STOCK                                                     TOTAL
                                --------------------------------------    ADDITIONAL    SUBSCRIP-                        STOCK-
                                                                           PAID-IN        TION        ACCUMULATED       HOLDERS'
                                  SHARES   AMOUNT    SHARES     AMOUNT     CAPITAL     RECEIVABLE       DEFICIT         DEFICIT
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006    4,500,000  $4,500  32,798,670  $32,799  $  8,782,753  $     (7,125)  $(10,208,047)  $ (1,395,120)

Common stock issued for cash            -       -     100,001      100         8,900             -              -          9,000

Compensatory stock options
  issued to  employees                  -       -           -        -        52,390             -              -         52,390

Compensatory stock options
  issued to  Officers and
  Directors                             -       -           -        -       160,400             -              -        160,400

Stock options issued to
  other third parties for
  services                              -       -           -        -         1,034             -              -          1,034

Cash received for subscription
  receivable                            -       -           -        -             -         1,260              -          1,260

Net loss                                -       -           -        -             -             -       (313,669)      (313,669)
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2007       4,500,000  $4,500  32,898,671  $32,899  $  9,005,477  $     (5,865)  $(10,521,716)  $ (1,484,705)
                                =========  ======  ==========  =======  ============  =============  =============  =============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                    ----------


                                                          MARCH 31,    MARCH 31,
                                                            2007         2006
                                                         -----------  -----------
Cash flows from operating activities:
  Net loss                                               $ (313,669)  $ (153,437)
  Adjustments to reconcile net loss to net cash used in
    operating activities:

    Share based payments                                    213,824            -
    Changes in operating assets and liabilities:
      Accounts receivable                                   (29,322)     (50,145)
      Inventory                                               2,254        2,270
      Notes payable                                          (2,780)      (5,666)
      Accounts payable and accrued liabilities               28,827      (70,091)
                                                         -----------  -----------

        Net cash used in operating activities              (100,866)    (277,069)
                                                         -----------  -----------

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt             23,000            -
  Proceeds from notes payable secured by issuance
  of common stock                                                 -      500,000
  Proceeds from sale of common stock                         10,260       69,375
  Payments for notes payable and long-term debt                   -     (177,214)
                                                         -----------  -----------

        Net cash provided by financing activities            33,260      392,161
                                                         -----------  -----------

Net (decrease)/increase in cash and cash equivalents        (67,606)     115,092

Cash and cash equivalents, beginning of period               95,138        9,149
                                                         -----------  -----------

Cash and cash equivalents, end of period                 $   27,532   $  124,241
                                                         ===========  ===========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $    3,473   $   22,782
                                                         ===========  ===========

  Cash paid for income taxes                             $        -   $        -
                                                         ===========  ===========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                   ----------

1.   BASIS OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES
     -----------------------------------------------------------

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

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the country-regionplaceUnited States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of First Capital International, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

     On July 14, 2006, the stockholders of the Company approved a 3-for-1 reverse stock split, which became effective on August 7, 2006. All references to common stock, common shares outstanding, average number of common shares outstanding, per share amounts and options in these consolidated condensed financial statements and notes to consolidated condensed financial statements have been restated to reflect the 3-for-1 common stock reverse split on a retroactive basis.

     MANAGEMENT  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the country-regionplaceUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the valuation of deferred tax assets, the net realizable value of inventory, the realizability of accounts receivable and the valuation of stock based payments.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary VIP Systems, Inc. after elimination of all significant intercompany accounts and transactions.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                   ----------

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

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

     Cash and accounts receivable are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks selected based upon management's assessment of the bank's financial stability. Cash balances are currently maintained in banks primarily in the country-regionplaceUnited States. Cash balances in country-regionplaceU.S. banks may periodically exceed the $100,000 federal depository insurance limit.

     Accounts receivable arise primarily from transactions with customers in the country-regionplaceUnited States. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is generally not required for credit granted.

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                   ----------

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                   ----------

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

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48). FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. The Company adopted FIN 48, as required on January 1, 2007. Adoption of this pronouncement did not have any significant impact on the financial condition or results of operations.

     Through March 2007, the FASB has issued several new pronouncements including FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                   ----------

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                   ----------

4.   CONVERTIBLE  NOTE  PAYABLE
     --------------------------

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

     We recognized $213,824 stock-based compensation cost in the nine months ended March 31, 2007. Restricted stock is expensed based on the fair market value on the grant date.

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

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48). FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. The Company adopted FIN 48, as required on January 1, 2007. Adoption of this pronouncement did not have any significant impact on the financial condition or results of operations.

     Through March 2007, the FASB has issued several new pronouncements including FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.

                                  INTRODUCTION

     References to First Capital International, Inc. in this Form 10-QSB include First Capital International, Inc. and our wholly-owned subsidiary VIP Systems, Inc., which is a home automation and video surveillance solutions firm. The effect of our reverse split is reflected in all references to the price of our common stock and the audited financial statements herein.

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

     During 2005-2006, we completed several security installations at Marriott Hotel Group properties in Texas, Florida and Louisiana. At present, we working on several projects with Marriott Hotel Group in Florida and working on several security solutions in Miami area, including structured wiring and sound system installation at the Tides Hotel in Miami.

     In March 2005, we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida. We have completed the installation of our home automation equipment in the Dinerstein's model condo unit in the second quarter of 2005 and expect to start the second phase of the installation in the third quarter of 2007.

     We are bidding on several high-rise condominium projects in the Houston and Miami area. As a result, we signed an initial contract with a new luxury high-rise complex in Houston to install security solution and have an opportunity for up-sell for our home automation solutions.

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

     In March 2007, we had several meetings with the City of Houston officials to discuss a joint project with Teledyne Brown Engineering to install a mobile video surveillance demo for the City of Houston, and more units upon successful demonstration.

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

          -    The High-Tech  Home  2003  in  Moscow,  in  November  2003;

          -    The International  Builders  Show  in  Las  Vegas,  Nevada  in
               January  2003;

          - The NextGen House Project in Las Vegas, Nevada in January-February 2003; and

          -    The Electronic  House  Expo  in  Orlando,  Florida  in  February
               2003;

     GOING  CONCERN  CONSIDERATION

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $313,669 and $153,437 during the three months ended March 31, 2007 and 2006, respectively. We also had negative cash flows from operations of $100,866 and $277,069 during the three months ended March 31, 2007 and 2006, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

          - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

          - Our ability to acquire or internally develop viable businesses; and

          - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations.

     As a result of these potential liquidity problems, our auditor, McConnell and Jones, L.L.P., have added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2006 and 2005 respectively, indicating that substantial doubt exists about our ability to continue as a going concern.

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

     Recurring losses have resulted in an accumulated deficit of $10,521,716 on March 31, 2007. Revenues for the three months ended March 31, 2007 were $136,788 compared to revenues of $103,939 for the three months ended March 31, 2006. The increase in revenue is a result of our marketing efforts. Losses in the three months ended March 31, 2007 and 2006 were attributable primarily to the early stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

     COMPETITION

     There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We can not give any assurances that we will be able to successfully compete in this market.

     THE THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

     During the three months ended March 31, 2007, our revenues were $136,788 as compared to $103,939 for the three months ended March 31, 2006, due to increase in marketing activities.

     During the three months ended March 31, 2007, selling, general and administrative expenses increased by $141,660 or 66% to $355,409 as compared to the three months ended March 31, 2006. This increase was attributable to issuances of stock options. This resulted in charges to compensation expense.

     During the three months ended March 31, 2007, we had a net loss of $313,669 as compared to a net loss of $153,437 in the three months ended March 31, 2006.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2007, we had cash resources of $27,532. We estimate that during three months ending June 30, 2007, our cash requirements will be approximately $150,000 (or approximately $50,000 per month). We do not presently believe that we will have positive cash flow from operations in 2007 unless our revenue-producing operations expand significantly. Such an expansion of operations would require that we raise a substantial amount of capital through the sale of our stock or through borrowing. Such sales of our common stock would continue until cash flow from operations is adequate to fund our ongoing cash requirements. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2007 if funds are available: $250,000 for continued development of our home automation and video security business and $100,000 for marketing expenses.

     During the three months ended March 31, 2007, we received $9,000 in cash from the sale of our securities. We will ultimately need to produce positive cash flows from operations to meet our long-term capital needs.

     During 2006 and 2005 the Company obtained loans from Alex Genin, Eastern Credit Limited, Inc., and corporations, Mr. Genin controls. Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer.

     During 2004, under the Agreement signed on February 6, 2003, we received the last installments of $163,800 from United Capital Group for preferred stock. This brings United Capital Group's total investment in preferred stock to $750,674. United Capital Group is controlled by Alex Genin, our chief executive officer. On March 11, 2004, United Capital also made a loan to us under an $80,000 promissory note bearing interest of 6%. This note has been partially paid off during the first quarter of 2006. The remaining balance on this note as of December 31, 2006 is $67,983. This note was due on March 11, 2005, but has been extended until March 11, 2009. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007, but has been extended until March 25, 2009. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 which bear interest at the rate of 8% and which are due between May 2007 and December 2007. On September 20, 2006, United Capital made a loan to the Company under a $13,500 promissory note bearing interest of 8% which is due September 20, 2008. This note was paid off on December 1, 2006. None of these notes are collateralized. As of March 31, 2007, total principal amount due on all notes to United Capital Group is $198,983.

     During 2004, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $41,700 which bear interest at the rate ranging from 6% to 7% and which are due between February 2008 and January 2009. During 2005, Alex Genin made several loans to the Company under 20 separate promissory notes for a total principal amount of $93,190 which bear interest at the rate ranging from 7% to 8% and which are due between July 2007 and May 2009. None of these notes are collateralized. As of March 31, 2007, total principal amount due on all notes to Alex Genin is $234,890.

     During 2004, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under 13 separate promissory notes for a total principal amount of $145,700 which bear interest at the rate ranging from 6% to 7% and which are due between September 2007 and December 2008. During 2006 some of these notes were paid off. The remaining balance on these notes is $57,988. During 2005, Eastern Credit Limited, Inc. made several loans to us under 18 separate promissory notes for a total principal amount of $141,250 which bear interest at the rate ranging from 6% to 8% and which are due between May 2007 and March
     2008. During 2005 one note was paid off. The remaining balance on these notes is $140,800. On August 7, 2006, Eastern Credit Limited, Inc. made a loan to us under $1,000 promissory note bearing interest of 8% which is due August 7, 2008. None of these notes are collateralized. As of March 31, 2007, total principal amount due on all notes to Eastern Credit Limited is $199,788.

     During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which are due between June 2007 and April 2009. None of these notes are collateralized. As of March 31, 2007, total principal amount due on all notes to First National Petroleum is $14,500.

     On November 11, 2006, Pacific Commercial Credit, Ltd. made a loan to us under $9,400 promissory note bearing interest of 8% which is due November 6, 2008. During February-March 2007, Pacific Commercial Credit, Ltd. made a loan to us under two separate promissory notes for a total principal amount of $23,000 which bear interest at the rate of 8% and which are due between February and May 2009. These notes are not collateralized. As of March 31, 2007, total principal amount due on all notes to Commercial Credit, Ltd. is $32,400.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2007, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. We believe that each of these persons was knowledgeable about the Company's operations and financial condition.

     During the three months ended March 31, 2007, we received $9,000 from two related party investors for a total sale of 100,001 shares of our restricted common stock. The market value of these issuances was $0.15 per share.

     During the three months ended March 31, 2007, we granted five options to purchase up to 2,640,000 shares of common stock to employees and investors, including 2,000,000 to our CEO. These options are immediately exercisable at an exercise price ranged from $0.04 to $0.09 per share and expire between March 5, 2008 and March 5, 2009. We valued these transactions at $213,824.

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


     First Capital International, Inc.


     Date: May 9, 2007                 /s/ Alex Genin
                                       Chief Executive Officer and
                                       Principal Financial Officer