Form 10QSB
period 2007-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2007-08-14
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

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

Number of shares outstanding as of the close of business on July 18, 2007:

         TITLE OF CLASS                        NUMBER OF SHARES OUTSTANDING
Common  Stock,  $0.001  par  value.                     33,138,671
-----------------------------------          ---------------------------------
 Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements - please see financial statements beginning on page F-1 . . . . . . . . . . . . . . . . . . .  F-1

Item 2. Management's Discussion and Analysis or Plan of Operations. .  1

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . .8

                          PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds . .8

Item 3. Default Upon Senior Securities. . . . . . . . . . . . . . . . .9

Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .  9

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        FIRST CAPITAL INTERNATIONAL, INC.

                                   ----------


              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                       FIRST CAPITAL INTERNATIONAL, INC.
                               TABLE OF CONTENTS

                                   ----------

                                                                      PAGE
                                                                      ----
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of June 30, 2007
    and December 31, 2006                                             F-3

  Unaudited Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2007 and 2006 F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Deficit for the six months ended June 30, 2007                    F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the six months ended June 30, 2007 and 2006                   F-6

Notes to Unaudited Consolidated Condensed Financial Statements        F-7

                           FIRST CAPITAL INTERNATIONAL, INC.
                              CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2007 AND DECEMBER 31, 2006

                                       ----------


                                                            JUNE 30,      DECEMBER 31,
                                                              2007            2006
                                                           (UNAUDITED)     (AUDITED)
                                                          -------------  --------------
ASSETS
------
Current assets:
  Cash and cash equivalents                               $     10,286   $      95,138
  Accounts receivable                                           49,130           2,729
  Employee receivables                                          17,077          12,851
  Due from related parties                                       7,868          19,863
  Inventory                                                     39,384          42,765
                                                          -------------  --------------

    Total assets                                          $    123,745   $     173,346
                                                          =============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                           $    135,003   $      81,349
  Accounts payable and accrued liabilities                     162,868         125,447
  Current portion of notes payable to related parties          260,400         382,473
  Convertible notes payable                                    500,000         500,000
  Deferred revenue                                             204,109         204,109
                                                          -------------  --------------

    Total current liabilities                                1,262,380       1,293,378

Notes payable to related parties, non-current                  468,161         275,088
                                                          -------------  --------------

      Total liabilities                                      1,730,541       1,568,466
                                                          -------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 20,000,000 shares
    authorized; 4,500,000 shares issued and outstanding          4,500           4,500
  Common stock, $0.001 par value; 200,000,000 shares
    authorized; 33,138,671 shares issued and outstanding        33,139          32,799
  Additional paid-in capital                                 9,057,332       8,782,753
  Accumulated deficit                                      (10,692,702)    (10,208,047)
  Subscription receivable                                       (9,065)         (7,125)
                                                          -------------  --------------

      Total stockholders' deficit                           (1,606,796)     (1,395,120)
                                                          -------------  --------------

        Total liabilities and stockholders' deficit       $    123,745   $     173,346
                                                          =============  ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                             FIRST CAPITAL INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                        ----------


                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                            JUNE 30,                        JUNE 30,
                                      2007            2006            2007            2006
                                 --------------  --------------  --------------  --------------
Revenue:
  System sales                   $      62,458   $      23,992   $     199,246   $     125,574
  Merchandise sales                          -           2,205               -           4,562
                                 --------------  --------------  --------------  --------------

    Total revenue                       62,458          26,197         199,246         130,136
                                 --------------  --------------  --------------  --------------

Costs of sales:
  Cost of systems                       36,986          15,821         116,621          39,014
  Cost of merchandise sold                   -             571               -           1,225
                                 --------------  --------------  --------------  --------------

    Total cost of sales                 36,986          16,392         116,621          40,239

Gross Margin                            25,472           9,805          82,625          89,897

Selling, general and
  administrative expenses              180,419         193,064         535,828         406,814
                                 --------------  --------------  --------------  --------------


Loss from operations                  (154,947)       (183,259)       (453,203)       (316,917)
                                 --------------  --------------  --------------  --------------

Other income (expense):
  Interest income                            -               -               -               -
  Interest expense                     (16,039)        (26,022)        (31,452)        (45,802)
                                 --------------  --------------  --------------  --------------

    Other income (expense), net        (16,039)        (26,022)        (31,452)        (45,802)
                                 --------------  --------------  --------------  --------------

Net loss                         $    (170,986)  $    (209,281)  $    (484,655)  $    (362,719)
                                 ==============  ==============  ==============  ==============

Basic and diluted net loss per
  common share                   $       (0.01)  $       (0.01)  $       (0.01)  $       (0.01)
                                 ==============  ==============  ==============  ==============

Weighted average shares
outstanding                         32,943,506      31,914,844      32,903,533      31,599,527
                                 ==============  ==============  ==============  ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                                               FIRST CAPITAL INTERNATIONAL, INC.
                             UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2007

                                                          ----------


                                PREFERRED STOCK       COMMON STOCK                                                  TOTAL
                                                                       ADDITIONAL    SUBSCRIP-                      STOCK-
                                                                         PAID-IN        TION       ACCUMULATED     HOLDERS'
                               SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL     RECEIVABLE      DEFICIT       DEFICIT
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006  4,500,000  $ 4,500  32,798,670  $32,799  $ 8,782,756  $    (7,125)  $(10,208,047)  $(1,395,120)

Common stock issued for cash          -        -     320,001      320       39,780            -              -        40,100
Common stock issued as
  subscription receivable             -        -      20,000       20        3,180       (3,200)             -             -
Compensatory stock options
  issued to  employees                -        -           -        -       65,490            -              -        65,490
Compensatory stock options
  issued to  Officers and
  Directors                           -        -           -        -      160,400            -              -       160,400
Stock options issued to
  other third parties for
  services                            -        -           -        -        5,729            -              -         5,729
Cash received for
  subscription
  receivable                          -        -           -        -            -        1,260              -         1,260
Net loss                              -        -           -        -            -            -       (484,655)     (484,655)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2007      4,500,000  $ 4,500  33,138,671  $33,139  $ 9,057,332  $    (9,065)  $(10,692,702)  $(1,606,796)
                              =========  =======  ==========  =======  ===========  ============  =============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                       FIRST CAPITAL INTERNATIONAL, INC.
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                   ----------


                                                          JUNE 30,    JUNE 30,
                                                            2007        2006
                                                         ----------  ----------

Cash flows from operating activities:
  Net loss                                               $(484,655)  $(362,719)
  Adjustments to reconcile net loss to net cash used in
    operating activities:

    Share based payments                                   231,619      32,995
    Changes in operating assets and liabilities:
      Accounts receivable                                  (38,632)    (40,802)
      Inventory                                              3,381       2,814
      Accounts payable and accrued liabilities              37,421     (41,039)
                                                         ----------  ----------

          Net cash used in operating activities           (250,866)   (408,751)
                                                         ----------  ----------


Cash flows from financing activities:
  Proceeds from notes payable and long-term debt           124,654     (14,882)
  Proceeds from notes payable secured by issuance
    of common stock                                              -     500,000
  Proceeds from sale of common stock                        41,360     104,875
  Payments for notes payable and long-term debt                  -    (177,214)
                                                         ----------  ----------

          Net cash provided by financing activities        166,014     412,779
                                                         ----------  ----------

Net increase (decrease) in cash and cash equivalents       (84,852)      4,028

Cash and cash equivalents, beginning of period           $  95,138   $   9,149
                                                         ----------  ----------

Cash and cash equivalents, end of period                 $  10,286   $  13,177
                                                         ==========  ==========


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $   6,587   $  61,617
                                                         ==========  ==========

  Cash paid for income taxes                             $           $       -
                                                         ==========  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

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

     On July 14, 2006, the stockholders of the Company approved a 1-for-3 reverse stock split, which became effective on August 7, 2006. All references to common stock, common shares outstanding, average number of common shares outstanding, per share amounts and options in these consolidated condensed financial statements and notes to consolidated condensed financial statements have been restated to reflect the 1-for-3 common stock reverse split on a retroactive basis.

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

                          FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

                                   ----------

1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES  -  CONTINUED
     --------------------------------------------------------------------------

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary VIP Systems, Inc. after elimination of all significant intercompany accounts and transactions.

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

                                   ----------

1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES  -  CONTINUED
     --------------------------------------------------------------------------

     STOCK-BASED  COMPENSATION,  CONTINUED
     -------------------------------------

     Estimated Forfeitures - Based on voluntary termination behavior as well as analysis of actual option forfeitures.

     During the three months ended June 30, 2007, we sold 240,000 shares of our restricted common stock to investors (including one of our directors). The market value of these issuances was $0.11 per share. We granted five options to purchase up to 290,000 shares of common stock to employees and investors. These options are immediately exercisable at an exercise price ranging from $0.06 to $0.11 per share and expire on June 13, 2008. There were three options to investors and an employee for a total of 100,000 shares that expired in the same period.

     We recognized $17,795 stock-based compensation cost in the three months ended June 30, 2007.

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, Fair Value Measurements. FASB Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

                                   ----------

1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES  -  CONTINUED
     --------------------------------------------------------------------------

     NEW  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     -------------------------------------------

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

     Through June 2007, the FASB has issued several new pronouncements including FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.


2.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since the Company began operations, it has been dependent on debt and equity raised from individual investors, related parties and certain sophisticated investors to sustain its operations. During the years ended datelstransMonth12Day31Year2006December 31, 2006 and 2005, the Company incurred net losses of $(989,594) and $(563,395), respectively, and had negative cash flows from operations of $(442,808) and $(488,211). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

                                   ----------

2.   GOING  CONCERN  CONSIDERATION  -  CONTINUED
     -------------------------------------------

     The Company's cash requirement for 2007 is expected to be approximately $180,000 per quarter. The management of the Company presently believes that the Company will have positive cash flow from operations in the second half of 2007 and revenue-producing operations will expand significantly.

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


4.   CONVERTIBLE  NOTE  PAYABLE
     --------------------------

     On March 24, 2006, we issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) to a sophisticated investor as a collateral for note payable bearing interest 0% and due on May 30, 2007. The agreement allowed the investor to dispose of the shares, in part or full, prior to May 30, 2007. The proceeds from any such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements. The note expired on May 30, 2007. We are currently in default of this Note and are currently attempting to negotiate an extension of this note.

5.   STOCK  AND  OPTION  TRANSACTIONS
     --------------------------------

     During the three months ended June 30, 2007, the company sold 240,000 shares of restricted common stock to investors (including one of the directors). The market value of these issuances was $0.11 per share. The company granted five options to purchase up to 290,000 shares of common stock to employees and investors. These options are immediately exercisable at an exercise price ranging from $0.06 to $0.11 per share and expire on June 13, 2008. There were three options to investors and an employee for a total of 100,000 shares that expired in the same period.

     The company recognized $17,795 stock-based compensation cost in the three months ended June 30, 2007.

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

     Retail merchandise sales are recognized upon shipment of the merchandise. The Company bears no physical inventory loss or returns risk related on these sales.

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

     We recognized $231,619 stock-based compensation cost in the six months ended June 30, 2007. Restricted stock is expensed based on the fair market value on the grant date.

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

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (FIN 48). FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. The Company adopted FIN 48, as required on January 1, 2007. Adoption of this pronouncement is not expected to have any significant impact on the financial condition or results of operations.

     Through June 2007, the FASB has issued several new pronouncements including FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.

     INTRODUCTION

     References to First Capital International, Inc. in this Form 10-QSB include First Capital International, Inc. and our wholly-owned subsidiary VIP Systems, Inc., which is a home automation and video surveillance solutions firm.

     At the annual meeting of the stockholders held on July 14, 2006, the stockholders approved a 1-for-3 reverse split. The effect of our reverse split is reflected in all references to the price of our common stock and the audited financial statements herein.

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

     Patents

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

     In January 2004, we filed an application for a patent with the U.S. Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS") with Active Control Link. This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship. In cooperation with the US Coast Guard and the Port of Houston Authorities, we successfully completed the pilot project and installed a Marine Security System on one of the MARAD's military vessels at the Port of Houston. The presentation of this technology was held on datelstransMonth10Day12Year2004October 12, 2004 at the Port of Houston facilities.

     Our second demonstration of our ASGDS was on May 11, 2006. This event was hosted by the Port of Houston Authority and US Department of Homeland Security. At this event, we demonstrated our technology, fully integrated with the satellite broadband service and the new DefendIR camera system, manufactured by ICX, Inc. In June 2006, we signed an exclusive two year contract to market ICX cameras in the CIS countries.

     In the first and second quarters of 2006, we had several meetings with the representatives of Russian Government regarding our ASGDS and believe that good opportunities exist in Russia for our security solutions, due to rapidly growing business of LNG export from Russia to USA.

     Current  Projects

     In October 2004, we entered a contract with Trammell Crow Company, a real estate development company, to install a pilot video surveillance system. We completed this installation in December 2004, as well as several follow-up installations in 2005. At present, we are trying to negotiate a large regional contract for Trammell Crow Company's commercial buildings and multifamily developments.

     During 2005-2006, we completed several security installations at Marriott Hotel Group properties in Texas, Florida and Louisiana. Our marketing efforts with the Marriott Hotels allowed us to secure contracts to install video surveillance systems in several Marriott Hotels in Florida and we are now working on much larger proposals for their new "under construction" hotels.

     We are also working with KOR Group Developers in Florida at their Tides Hotel properties in Miami, Florida working on several security solutions including structure wiring, video surveillance and sound systems.

     In March 2005, we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida. We completed the installation of our home automation equipment in the Dinerstein's model condo unit in the second quarter of 2005 and expect to start the second phase of the installation in the third quarter of 2007.

     We are bidding on several high-rise condominium projects in the Houston and Miami area. As a result, we signed an initial contract with a new luxury high-rise complex in Houston to install security solution and have an opportunity for up-sell for our home automation solutions.

     During the quarter ending June 30, 2007, we invested in our Florida operation and hired additional sales force in Florida. As a result, we have ongoing negotiations with RPC Holding Company, a well-known hi-rise condo developer in Miami, Florida to market our technology solutions to new hi-rise condo communities in Florida. We have successfully completed a showroom installation in their Boca Raton office and are expecting to receive a formal contract to supply touch screen controllers, video security solutions and home automation solutions to their projects.

     We believe our Florida operations are positioned to bring substantial revenue within the next quarter and are considering opening a formal office in Miami in September 2007.

     In  February  2007,  we  signed  a  Letter  of  Intent  with Teledyne Brown
     Engineering, Inc., a leading US defense contractor and security provider, to jointly develop a marketing strategy for possible Port of Houston business opportunities. As a result, we are jointly involved in fact finding missions at the Port of Houston and are preparing a presentation for the Port management. We are also considering business opportunities in Russia in cooperation with Teledyne Brown Engineering, Inc. and other defense related companies in the USA.

     In March 2007, we had several meetings with the City of Houston officials to discuss a joint project with Teledyne Brown Engineering to install a mobile video surveillance demo for the City of Houston and more units upon successful demonstration.

     In May 2007, we signed an agreement with a major Russian electronic defense contractor, OAO Ruselectronics. Under this agreement, we will develop a marketing strategy for the Russian market and Ruselectronics will provide the resources to complete the developed projects in Russia. We believe this forthcoming demonstration and support from Ruselectronics and the recent interest in this technology from the members of the Russian Congress and Senate will give us opportunities to implement this technology jointly with Ruselectronics in the Russian Federation.

     Since December 2006, we have been working with Washington Group International, Inc., a U.S. construction/defense company, to bring them opportunities for large projects in Russia. Washington Group is in the final negotiation stage with H.E.S. (Heat Exchange System) Corporation, a Russian power generation company, to build a new power plant in St. Petersburg, Russia as well as several other gas generation and electrical power plants in the Moscow region. In May 2007, we signed a teaming agreement with Washington Group International specifying that, if such contracts are obtained, we will have exclusive rights to provide the design and installation of video security systems, fire security systems and IT systems for these projects.

     To secure execution of the above-referenced projects, we have an agreement with Ruselectronics to provide all the necessary manpower and resources and the necessary permits for these projects.

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

          -    The High-Tech  Home  2003  in  Moscow,  in  November  2003;

          -    The International  Builders  Show  in  Las  Vegas,  Nevada  in
               January  2003;

          - The NextGen House Project in Las Vegas, Nevada in January-February 2003; and

          -    The Electronic  House  Expo  in  Orlando,  Florida  in  February
               2003;

     GOING  CONCERN  CONSIDERATION

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $484,655 and $362,719 during the six months ended June 30, 2007 and 2006, respectively. We also had negative cash flows from operations of $250,866 and $408,751 during the six months ended June 30, 2007 and 2006, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

          - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

          - Our ability to acquire or internally develop viable businesses; and

          - Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations.

     As a result of these potential liquidity problems, our auditor, McConnell and Jones, L.L.P., added an explanatory paragraph in their opinion on our audited financial statements for the years ended December 31, 2006 and 2005 respectively, indicating that substantial doubt exists about our ability to continue as a going concern.

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

     Recurring losses have resulted in an accumulated deficit of $10,692,702 on June 30, 2007. Revenues for the six months ended June 30, 2007 were $199,246 compared to revenues of $130,136 for the six months ended June 30, 2006. The increase in revenue is a result of our marketing efforts. Losses in the six months ended June 30, 2007 and 2006 were attributable primarily to the developmental stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

     COMPETITION

     There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We can not give any assurances that we will be able to successfully compete in this market.

     THE THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

     During the three months ended June 30, 2007, our revenues were $62,458 as compared to $26,197 for the three months ended June 30, 2006, due to our marketing activities.

     During the three months ended June 30, 2007, selling, general and administrative expenses decreased by $12,645 or 7% to $180,419 as compared to the three months ended June 30, 2006. This decrease was mainly attributable to decreased issuance of stock options. This resulted in decreased charges to compensation expense.

     During the three months ended June 30, 2007, we had a net loss of $170,986 as compared to a net loss of $209,281 in the three months ended June 30, 2006.

     THE SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

     During the six months ended June 30, 2007, our revenues were $199,246 as compared to $130,136 for the six months ended June 30, 2006, due to our marketing activities.

     During the six months ended June 30, 2007, selling, general and administrative expenses increased by $129,014 or 24% to $535,828 as compared to the six months ended June 30, 2006. The net increase was mainly attributable to an increase in the issuance of options at a below market price to employees and management which resulted in increased charges to compensation expense partially offset by a decrease in travel expenses and other service related expenses.

     During the six months ended June 30, 2007, we had a net loss of $484,655 as compared to a net loss of $362,719 in the six months ended June 30, 2006.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2007, we had cash resources of $10,286. We estimate that during three months ending September 30, 2007, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We presently believe that we will have positive cash flow from operations in the second half of 2007 and our revenue-producing operations will expand significantly. Such an expansion of operations will require consummation of pending contracts. We anticipate raising capital through the sale of our stock or through borrowing. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2007 if funds are available: $100,000 for continued development of our home automation and video security business and $250,000 for marketing expenses.

     During the three months ended June 30, 2007, we received $31,100 cash from the sale of our securities.

     During 2006 and 2005, we obtained loans from Alex Genin, Eastern Credit Limited, Inc., and corporations Mr. Genin controls. Mr. Genin is a significant stockholder of the Company and serves as our Chief Executive Officer and Acting Chief Financial Officer.

     During 2004, under the Agreement signed on February 6, 2003, we received the last installments of $163,800 from United Capital Group for preferred stock. This brings United Capital Group's total investment in preferred stock to $750,674. United Capital Group is controlled by Alex Genin, our chief executive officer. On datelstransMonth3Day11Year2004March 11, 2004, United Capital also made a loan to us under an $80,000 promissory note bearing interest of 6%. This note has been partially paid off during the first quarter of 2006. The remaining balance on this note as of December 31, 2006 is $67,983. This note was due on March 11, 2005, but has been extended until March 11, 2009. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which is due March 25, 2007, but has been extended until March 25, 2009. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 which bear interest at the rate of 8% and which are due between May 2007 and December 2007. The notes due between May 2007 and June 2007 were extended three years. None of these notes are collateralized. As of datelstransMonth6Day30Year2007June 30, 2007, the total principal amount due on all notes to United Capital Group is $198,983.

     During 2004, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $41,700 which bear interest at the rate ranging from 6% to 7% and which are due between February 2008 and January 2009. During 2005, Alex Genin made several loans to the Company under 20 separate promissory notes for a total principal amount of $93,190 which bear interest at the rate ranging from 7% to 8% and which are due between July 2007 and May 2009. The notes due July 2007 were extended three years. None of these notes are collateralized. As of June 30, 2007, total principal amount due on all notes to Alex Genin is $237,890.

     During 2004, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under 13 separate promissory notes for a total principal amount of $145,700 which bear interest at the rate ranging from 6% to 7% and which are due between September 2007 and December 2008. During 2006 some of these notes were paid off. The remaining balance on these notes is $57,988. During 2005, Eastern Credit Limited, Inc. made several loans to us under 18 separate promissory notes for a total principal amount of $141,250 which bear interest at the rate ranging from 6% to 8% and which are due between May 2007 and March 2008. The notes maturing between May 2007 and June 2007 were extended three years. During 2005 one note was paid off. The remaining balance on these notes is $140,800. On August 7, 2006, Eastern Credit Limited, Inc. made a loan to us under $1,000 promissory note bearing interest of 8% which is due August 7, 2008. A three year loan for $5,000 bearing 8% interest was made in April 2007. None of these notes are collateralized. As of June 30, 2007, the total principal amount due on all notes to Eastern Credit Limited is $204,788.

     During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which are due between June 2007 and April 2009. The note due June 2007 was extended three years. None of these notes are collateralized. As of June 30, 2007, the total principal amount due on all notes to First National Petroleum is $14,500.

     On November 11, 2006, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, made a loan to us under $9,400 promissory note bearing interest of 8% which is due November 6, 2008. During February-March 2007, Pacific Commercial Credit, Ltd. made a loan to us under two separate promissory notes for a total principal amount of $23,000 which bear interest at the rate of 8% and which are due between February and May 2009. Two additional three year loans were made in April and May 2007 bearing 8% interest. These notes are not collateralized. As of June 30, 2007, the total principal amount due on all notes to Pacific Commercial Credit, Ltd. is $40,900.

     During 2007, Stromberg Development, Inc., a company owned by the spouse of Alex Genin, our chief executive officer, made four separate loans to us for a total principal amount of $31,500 which bear interest at the rate of 8% and are due in three years. None of these notes were collateralized. As of June 30, 2007, the total principal amount due on all notes to Stromberg Development, Inc. is $31,500.

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


                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2007, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. We believe that each of these persons was knowledgeable about our operations and financial condition.

     1.     During  the  three  months  ended  June  30,  2007, we received
     $31,100 cash from investors (including one of our directors) and $3,200 in subscription receivable for a total sale of 240,000 shares of our restricted common stock. The $3,200 subscription receivable was received subsequent to the quarter end. The market value of these issuances was $0.11 per share.

     2. During the three months ended June 30, 2007, we granted five options to purchase up to 290,000 shares of common stock to employees and investors. These options are immediately exercisable at an exercise price ranging from $0.06 to $0.11 per share and expire on June 13, 2008. We valued these transactions at $17,795.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     On March 24, 2006, we issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) to a sophisticated investor as a collateral for a note payable bearing interest 0% and due on May 30, 2007. The agreement allowed the investor to dispose of the shares, in part or full, prior to May 30, 2007. The proceeds from any such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements. The note expired on May 30, 2007. We are currently in default of this Note and are currently attempting to negotiate an extension of this note.

ITEM  4.  EXHIBITS

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

     First  Capital  International,  Inc.


     Date: August 14, 2007          By: /s/ Alex Genin
           ---------------          Alex Genin
                                    Chief Executive Officer and
                                    Acting Chief Financial Officer