Form 10QSB
period 2007-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2007-11-14
CIK 1072842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 000-26271

                        FIRST CAPITAL INTERNATIONAL, INC.
              (Exact Name of Small Business Issuer in its Charter)

      DELAWARE                      3571                     76-0582435
  (State or Other       Primary Standard Industrial       I.R.S. Employer
  Jurisdiction of        Classification Code Number     Identification No.)
  Incorporation or
   Organization)

                  5120 WOODWAY
                   SUITE 9024
                  HOUSTON, TEXAS                              77056
         (Address and telephone number                      (Zip Code)
         of Principal Executive Offices)

                                 (713) 629-4866
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

Number of shares outstanding as of the close of business on November 12, 2007:

           TITLE OF CLASS                   NUMBER OF SHARES OUTSTANDING
     -------------------------------        ----------------------------
     Common Stock, $0.001 par value.                33,453,671


Transitional Small Business Disclosure Format (Check one):  Yes []  No [X]

                                TABLE OF CONTENTS

                     PART I - FINANCIAL INFORMATION
Item 1. Financial Statements                                         F-1

Item 2. Management's Discussion and Analysis or Plan of Operations     1

Item 3. Controls and Procedures                                        8

                      PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    9

Item 3. Default Upon Senior Securities                                 9

Item 6. Exhibits                                                      10

SIGNATURES                                                            10

                        FIRST CAPITAL INTERNATIONAL, INC.
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                        FIRST CAPITAL INTERNATIONAL, INC.
                                TABLE OF CONTENTS
                                   __________

                                                                        PAGE
                                                                        ----
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of September 30, 2007
    and December 31, 2006                                               F-3

  Unaudited Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2007 and 2006 F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Deficit for the nine months ended September 30, 2007                F-5

  Unaudited Consolidated Condensed Statements of Cash Flows
    for the nine months ended September 30, 2007 and 2006               F-6

Notes to Unaudited Consolidated Condensed Financial Statements          F-7

                        FIRST CAPITAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
                                   __________


                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2007             2006
                                                            (UNAUDITED)      (AUDITED)
                                                          ---------------  --------------
ASSETS
------

Current assets:
  Cash and cash equivalents                               $        8,288   $      95,138
  Accounts receivable                                             30,924           2,729
  Employee receivables                                            20,326          12,851
  Due from related parties                                         3,766          19,863
  Inventory                                                       12,752          42,765
                                                          ---------------  --------------

    Total assets                                          $       76,056   $     173,346
                                                          ===============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Notes payable                                           $      138,002   $      81,349
  Accounts payable and accrued liabilities                       176,138         125,447
  Current portion of notes payable to related parties            209,100         382,473
  Convertible notes payable                                      500,000         500,000
  Deferred revenue                                               204,109         204,109
                                                          ---------------  --------------
    Total current liabilities                                  1,227,349       1,293,378

Notes payable to related parties, non-current                    520,675         275,088
                                                          ---------------  --------------

      Total liabilities                                        1,748,024       1,568,466
                                                          ---------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $0.001 par value; 20,000,000 shares
    authorized; 4,500,000 shares issued and outstanding            4,500           4,500
  Common stock, $0.001 par value; 200,000,000 shares
    authorized; 33,138,671 shares issued and outstanding          33,454          32,799
  Additional paid-in capital                                   9,137,220       8,782,753
  Accumulated deficit                                        (10,841,877)    (10,208,047)
  Subscription receivable                                         (5,265)         (7,125)
                                                          ---------------  --------------

      Total stockholders' deficit                             (1,671,968)     (1,395,120)
                                                          ---------------  --------------

        Total liabilities and stockholders' deficit       $       76,056   $     173,346
                                                          ===============  ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued


                        FIRST CAPITAL INTERNATIONAL, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   __________

                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                                     2007          2006          2007          2006
                                 ------------  ------------  ------------  ------------
Revenue:
  System sales                   $   148,880   $     7,736   $   348,126   $   133,311
  Merchandise sales                        -        52,348             -        56,910
                                 ------------  ------------  ------------  ------------

    Total revenue                    148,880        60,084       348,126       190,221
                                 ------------  ------------  ------------  ------------

Costs of sales:
  Cost of systems                     67,886         4,729       184,507        43,743
  Cost of merchandise sold                 -        64,265             -        65,491
                                 ------------  ------------  ------------  ------------

    Total cost of sales               67,886        68,994       184,507       109,234
                                 ------------  ------------  ------------  ------------

Gross Margin                          80,994        (8,910)      163,619        80,987

Selling, general and
   administrative expenses           212,059       426,053       747,887       832,866
                                 ------------  ------------  ------------  ------------


Loss from operations                (131,065)     (434,963)     (584,268)     (751,879)
                                 ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                          -             -             -             -
  Interest expense                   (18,110)      (22,971)      (49,562)      (68,773)
                                 ------------  ------------  ------------  ------------

    Other income (expense), net      (18,110)      (22,971)      (49,562)      (68,773)
                                 ------------  ------------  ------------  ------------

Net loss                         $  (149,175)  $  (457,934)  $  (633,830)  $  (820,652)
                                 ============  ============  ============  ============

Basic and diluted net loss per
  common share                   $     (0.00)  $     (0.01)  $     (0.02)  $     (0.03)
                                 ============  ============  ============  ============

Weighted average shares
  outstanding                     33,358,617    32,172,789    33,056,894    31,792,885
                                 ============  ============  ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                       FIRST CAPITAL INTERNATIONAL, INC.
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   __________

                                                                                                                   TOTAL
                                                                          ADDITIONAL    SUBSCRIP-                  STOCK-
                                                                           PAID-IN        TION      ACCUMULATED   HOLDERS'
                            PREFERRED STOCK       COMMON STOCK             CAPITAL     RECEIVABLE     DEFICIT     DEFICIT
                           SHARES    AMOUNT     SHARES      AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Balance at December
  31, 2006                4,500,000  $ 4,500  32,798,670  $    32,799  $  8,782,753  $  (7,125)  $(10,208,047)  $(1,395,120)

Common stock
  issued for cash                 -        -     630,001          630       115,670          -              -       116,300

Common stock
  issued to
  employees for services          -        -      25,000           25         2,725          -              -         2,750

Compensatory
  stock options
  issued to  employees            -        -           -            -        69,943          -              -        69,943

Compensatory stock
  options issued
  to  Officers and
  Directors                       -        -           -            -       160,400          -              -       160,400

Stock options
  issued to  other
  third parties
  for services                    -        -           -            -         5,729          -              -         5,729

Cash received for
  subscription
  receivable                      -        -           -            -             -      1,860              -         1,860

Net loss                          -        -           -            -             -          -       (633,830)     (633,830)
----------------------------------------------------------------------------------------------------------------------------

Balance at September
  30, 2007                4,500,000  $ 4,500  33,453,671  $    33,454  $  9,137,220  $  (5,265)  $(10,841,877)  $(1,671,968)
                          =========  =======  ==========  ===========  ============  ==========  =============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                        FIRST CAPITAL INTERNATIONAL, INC.
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   __________

                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                              2007              2006
                                                         ---------------  ---------------

Cash flows from operating activities:
  Net loss                                               $     (633,830)  $     (820,652)
  Adjustments to reconcile net loss to net cash used in
    operating activities:

    Stock based payments                                        238,821          322,454
    Changes in operating assets and liabilities:
      Accounts receivable                                       (19,572)          11,056
      Inventory                                                  30,013           67,204
    Accounts payable and accrued liabilities                     50,691          (51,001)
                                                         ---------------  ---------------
          Net cash used in operating activities                (333,877)        (470,939)
                                                         ---------------  ---------------


Cash flows from financing activities:
  Net proceeds from notes payable                                56,653          (12,488)
  Proceeds from notes payable and long-term debt
    to related party                                             77,000           14,500
  Proceeds from notes payable secured by issuance
    of common stock                                                   -          500,000
  Proceeds from sale of common stock                            118,160          212,375
  Payments for notes payable and long-term debt
    to related party                                             (4,786)        (247,550)
                                                         ---------------  ---------------
          Net cash provided by financing activities             247,027          466,837
                                                         ---------------  ---------------

Net decrease in cash and cash equivalents                       (86,850)          (4,102)

Cash and cash equivalents, beginning of period                   95,138            9,149
                                                         ---------------  ---------------

Cash and cash equivalents, end of period                 $        8,288   $        5,047
                                                         ===============  ===============


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $       12,017   $       75,042
                                                         ===============  ===============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                    Continued

                       FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   __________

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   __________

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

     REVENUE  RECOGNITION
     --------------------

     The Company enters into two types of sales of VIP Systems: sales to end-users and sales to resellers. Revenue on sales to end-users is recognized upon completion of installation and testing of the system. Revenue on sales to resellers is recognized either upon delivery of systems or for major long-term projects, recognized upon completion of each phase.

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

                       FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   __________

1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES  -  CONTINUED
     --------------------------------------------------------------------------

     INVENTORY
     ---------

     Inventory consists primarily of electronic equipment held for sale. Inventory is recorded at the lower of aggregate cost or market with cost determined using the first-in, first-out (FIFO) method.

     ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accrued liabilities include interest payable to related parties. As of September 30, 2007, the total accrued interest payable to related parties is $113,237.

     STOCK-BASED COMPENSATION
     ------------------------

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   __________

1.   BASIS  OF  PRESENTATION  AND  CRITICAL  ACCOUNTING  POLICIES  -  CONTINUED
     --------------------------------------------------------------------------

     STOCK-BASED  COMPENSATION,  CONTINUED
     -------------------------------------

     Estimated Forfeitures - Based on voluntary termination behavior as well as analysis of actual option forfeitures.

     During the three months ended September 30, 2007, issued 25,000 shares to employees for services. The company granted six options to purchase up to 85,000 shares of common stock to employees. These options are immediately exercisable at an exercise price ranging from $0.08 to $0.11 per share and expire on July 11, 2008.

     The company recognized $2,750 stock-based compensation for 25,000 shares issued to employees for services and $4,452 for options to purchase up to 85,000 shares in the three months ended September 30, 2007.

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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   __________

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

     Through September 2007, the FASB has issued several new pronouncements including FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.


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

                        FIRST CAPITAL INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   __________

2.   GOING  CONCERN  CONSIDERATION  -  CONTINUED
     -------------------------------------------

     The Company's cash requirement for 2007 is expected to be approximately $180,000 per quarter. The management of the Company presently believes that the Company will have positive cash flow from operations in 2008 and revenue-producing operations will expand significantly.

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


4.   CONVERTIBLE  NOTE  PAYABLE
     --------------------------

     On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) to a sophisticated investor as a collateral for note payable bearing 0% interest due on May 30, 2007. The agreement allowed the investor to dispose of the shares, in part or full, prior to May 30, 2007. The proceeds from any such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements. The note expired on May 30, 2007. We are in default of this Note and an extension is under negotiation as of September 30, 2007.

5.   STOCK  AND  OPTION  TRANSACTIONS
     --------------------------------

     During the three months ended September 30, 2007, the company sold 290,000 shares of restricted common stock to investors (including one of the directors) for cash and issued 25,000 shares to employees for services. The market value of these issuances ranged from $0.11 to $0.30 per share. The company granted six options to purchase up to 85,000 shares of common stock to employees. These options are immediately exercisable at an exercise price ranging from $0.08 to $0.11 per share and expire on July 11, 2008. There were 40,000 share options to investors and 38,334 share options to employees that expired and an option for 50,000 shares was exercised in the same period.]

     The company recognized $2,750 stock-based compensation for 25,000 shares issued to employees for services and $4,452 for options to purchase up to 85,000 shares in the three months ended September 30, 2007.

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED  FINANCIAL  STATEMENTS

     Please  see  financial  statements  beginning  on  page  F-1


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

     REVENUE  RECOGNITION

     The Company enters into two types of sales of VIP Systems: sales to end-users and sales to resellers. Revenue on sales to end-users is recognized upon completion of installation and testing of the system. Revenue on sales to resellers is recognized either upon delivery of systems or for major long-term projects, recognized upon completion of each phase. Retail merchandise sales are recognized upon shipment of the merchandise. The Company bears no physical inventory loss or returns risk related on these sales. Payments and advances received for future sales or installation of systems are deferred until the delivery and/or installation is complete.

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

     We recognized $238,821 stock-based compensation cost in the nine months ended September 30, 2007. Restricted stock is expensed based on the fair market value on the grant date.

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

     Through September 2007, the FASB has issued several new pronouncements including FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.

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

     We are engaged in the development, production and sale of home automation and video surveillance systems, including highly sophisticated marine video surveillance applications. It is our intent to grow through the continued development and marketing of this new and innovative technology.

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

     Our second demonstration of our ASGDS was on May 11, 2006. This event was hosted by the Port of Houston Authority and US Department of Homeland Security. At this event, we demonstrated our technology, fully integrated with the satellite broadband service and the new DefendIR camera system, manufactured by ICX, Inc. In June 2006, we signed an exclusive two year contract to market ICX cameras in the former Soviet Union countries.

     In the first and second quarters of 2006, we had several meetings with the representatives of Russian Government regarding our ASGDS and believe that good opportunities exist in Russia for our security solutions, due to rapidly growing business of LNG export from Russia to USA.

     PROJECTS

     During 2005-2006, we completed several security installations at Marriott Hotel Group properties in Texas, Florida and Louisiana. Our marketing efforts with the Marriott Hotels allowed us to secure contracts to install video surveillance systems in several Marriott Hotels in Florida and Texas. We are now working on much larger proposals for their new "under construction" hotels.

     Projects  in  Florida

     We are also working with KOR Group Developers in Florida at their Tides Hotel properties in Miami, Florida working on several security solutions including structure wiring, video surveillance and sound systems.

     In March 2005, we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida. We completed the installation of our home automation equipment in the Dinerstein's model condo unit in the second quarter of 2005 and the second phase of the installation was started in the third quarter of 2007.

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

     We believe our Florida operations are positioned to bring substantial revenue within the next quarter and have opened a formal office in Miami in October 2007.

     Projects  in  Houston

     We are bidding on several high-rise condominium projects in the Houston and Miami area. As a result, we signed an initial contract in August 2007 with a new luxury high-rise complex in Houston to install security solution as well as to design for the owners a new state-of-the-art "Concierge" Digital Living Automation software. This has created new opportunities for our home automation solutions. We are currently working on the software design and planning to invest in marketing the "Concierge" concept into other regions.

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

     Projects in Russia

     In May 2007, we signed an agreement with a major Russian electronic defense contractor, OAO Ruselectronics. Under this agreement, we will develop a marketing strategy to sell our products for the Russian market and Ruselectronics will provide the resources to complete the developed projects in Russia. We believe this forthcoming demonstration and support from Ruselectronics and the recent interest in this technology from the members of the Russian Congress and Senate will give us opportunities to implement this technology jointly with Ruselectronics in the Russian Federation.

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

     In September 2007, we have signed a joint working agreement with Decisive Analytics Corporation, a US defense system integrator. We are working with them on possibilities of implementing some of our technologies into their current research product. We are also working with them on possibilities on designing complex security solutions for potential power plant projects in Russia currently under development with Washington Group International, Inc.

     We  are  also  currently  considering  a  teaming  agreement  with  Worley
     Parsons Energy Company, a leading Australian engineering construction conglomerate, to be involved with our company in the construction and development of our potential Russian power plant projects.

     To secure execution of the above-referenced projects, we have an agreement with OAO Ruselectronics, one of the largest defense contractors in Russia, to provide all the necessary manpower and resources and the necessary permits for these projects.

     Trade  Shows

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

          -    The High-Tech  Home  2003  in  Moscow,  in  November  2003;

          -    The International  Builders  Show  in  Las  Vegas,  Nevada  in
               January  2003;

          - The NextGen House Project in Las Vegas, Nevada in January-February 2003; and

          -    The Electronic  House  Expo  in  Orlando,  Florida  in  February
               2003;

     GOING  CONCERN  CONSIDERATION

     Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $633,830 and $820,652 during the nine months ended September 30, 2007 and 2006, respectively. We also had negative cash flows from operations of $333,877 and $470,939 during the nine months ended September 30, 2007 and 2006, respectively. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

     Recurring losses have resulted in an accumulated deficit of $10,841,877 on September 30, 2007. Revenues for the nine months ended September 30, 2007 were $348,126 compared to revenues of $190,221 for the nine months ended September 30, 2006. The increase in revenue is a result of our marketing efforts. Losses in the nine months ended September 30, 2007 and 2006 were attributable primarily to the developmental stage of our business. Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

     COMPETITION

     There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We can not give any assurances that we will be able to successfully compete in this market.

     THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

     During the three months ended September 30, 2007, our revenues were $148,880 as compared to $60,084 for the three months ended September 30, 2006, due to our marketing activities.

     During the three months ended September 30, 2007, selling, general and administrative expenses decreased by $213,994 or 50% to $212,059 as compared to the three months ended September 30, 2006. This decrease was mainly attributable to decreased issuance of stock options which resulted in decreased charges to stock and option compensation expense partially offset by an increase in rent, personnel related expenses and inventory markdowns and write-offs .

     During the three months ended September 30, 2007, we had a net loss of $149,175 as compared to a net loss of $457,934 in the three months ended September 30, 2006.

     THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

     During the nine months ended September 30, 2007, our revenues were $348,126 as compared to $190,221 for the nine months ended September 30, 2006, due to our marketing activities.

     During the nine months ended September 30, 2007, selling, general and administrative expenses decreased by $84,979 or 10% to $747,887 from $832,866 as compared to the nine months ended September 30, 2006. The net decrease was attributable to a decrease in travel and professional expenses and decreased issuance of options which resulted in decreased charges to stock and option compensation expense partially offset by an increase in personnel related expenses and inventory markdowns and write-offs .

     During the nine months ended September 30, 2007, we had a net loss of $633,830 as compared to a net loss of $820,652 in the nine months ended September 30, 2006.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2007, we had cash resources of $8,288. We estimate that during three months ending December 31, 2007, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We presently believe that we will have positive cash flow from operations in 2008 and our revenue-producing operations will expand significantly. Such an expansion of operations will require funding for pending contracts. We anticipate raising additional capital through the sale of our stock or through borrowing. Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

     We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2007 if funds are available: $100,000 for continued development of our home automation and video security business and $250,000 for marketing expenses.

     During the three months ended September 30, 2007, we received $73,000 cash from the sale of our securities and $3,800 in subscription receivables.

     During 2006 and 2005, we obtained loans from Alex Genin, Eastern Credit Limited, Inc., and corporations Mr. Genin controls. Mr. Genin is a significant stockholder of the Company and serves as our Chief Executive Officer and Acting Chief Financial Officer.

     During 2004, under the Agreement signed on February 6, 2003, we received the last installments of $163,800 from United Capital Group for preferred stock. This brings United Capital Group's total investment in preferred stock to $750,000. United Capital Group is controlled by Alex Genin, our chief executive officer. On March 11, 2004, United Capital also made a loan to us under an $80,000 promissory note bearing interest of 6%. This note has been partially paid off during the first quarter of 2006. The remaining balance on this note as of December 31, 2006 is $67,983. This note was due on March 11, 2005, but has been extended until March 11, 2009. On March 25, 2005, United Capital also made a loan to the Company under a $22,000 promissory note bearing interest of 8% which was initially due March 25, 2007 and has been extended until March 25, 2009. During May-December 2005, United Capital made several loans to the Company under twelve separate promissory notes for a total principal amount of $109,000 bearing 8% interest rate, which were initially due between May 2007 and December 2007. The notes due between May 2007 and September 2007 have been extended three years. None of these notes are collateralized. As of September 30, 2007, the total principal amount due on all notes to United Capital Group is $198,983.

     During 2004, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $41,700 which bear interest at the rate ranging from 6% to 7% and which are due between February 2008 and January 2009. During 2005, Alex Genin made several loans to the Company under 20 separate promissory notes for a total principal amount of $93,190 which bear interest at the rate ranging from 7% to 8% and are due between July 2007 and May 2009. The notes due which were initially July and August 2007 were extended three years. None of these notes are collateralized. As of September 30, 2007, total principal amount due on all notes to Alex Genin is $237,890.

     During 2004, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under 13 separate promissory notes for a total principal amount of $145,700 which bear interest at the rate ranging from 6% to 7% and which are due between September 2007 and December 2008. During 2006 some of these notes were paid off. The remaining balance on these notes is $57,988. During 2005, Eastern Credit Limited, Inc. made several loans to us under 18 separate promissory notes for a total principal amount of $141,250 which bear interest at the rate ranging from 6% to 8% and which were initially due between May 2007 and March 2008. Four of the notes maturing October 2007 were paid off. The rest of the notes originally maturing between May 2007 and October 2007 were extended three years. On August 7, 2006, Eastern Credit Limited, Inc. made a loan to us under a $1,000 promissory note bearing interest of 8% which is due August 7, 2008. A three year loan for $5,000 bearing 8% interest was made in April 2007. None of these notes are collateralized. As of September 30, 2007, the total principal amount due on all notes to Eastern Credit Limited is $200,002.

     During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans to us under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which were initially due between June 2007 and April 2009. The note due June 2007 was extended three years. None of these notes are collateralized. As of September 30, 2007, the total principal amount due on all notes to First National Petroleum is $14,500.

     On November 11, 2006, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $9,400 promissory note bearing interest of 8% which is due November 6, 2008. During February-May 2007, Pacific Commercial Credit, Ltd. made a loan to us under four separate promissory notes for a total principal amount of $31,500 which bear interest at the rate of 8%. Two of the notes are two-year loans due in February and May 2009. The other two are three-year loans due in April and May 2010. These notes are not collateralized. As of September 30, 2007, the total principal amount due on all notes to Pacific Commercial Credit, Ltd. is $40,900.

     During 2007, Stromberg Development, Inc., a company owned by the spouse of Alex Genin, our chief executive officer, made six separate loans to us for a total principal amount of $37,500 which bear interest at the rate of 8% and are due in three years between April and September 2010.
     None of these notes were collateralized. As of September 30, 2007, the total principal amount due on all notes to Stromberg Development, Inc. is $37,500.

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     During the three months ended September 30, 2007, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. We believe that each of these persons was knowledgeable about our operations and financial condition.

     1. During the three months ended September 30, 2007, we received $67,500 cash from investors (including one of our directors) for a total sale of 240,000 shares of our restricted common stock. An option to buy 50,000 shares was exercised at $0.11 for a total cash of $5,500. We also received $3,800 in subscription receivables in the same period. The market value of these issuances ranged from $0.11 to $0.30 per share.

     2. During the three months ended September 30, 2007, we granted six options to purchase up to 85,000 shares of common stock to employees. These options are immediately exercisable at an exercise price ranging from $0.08 to $0.11 per share and expire on July 11, 2008. We also issued 25,000 shares of common stock as compensation to employees. We valued these transactions at $7,202. Seven options to purchase up to 78,000 shares expired in the same period,

ITEM 3. DEFAULT  UPON  SENIOR  SECURITIES

     On March 24, 2006, we issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) to a sophisticated investor as a collateral for a note payable bearing interest 0% and due on May 30, 2007. The agreement allowed the investor to dispose of the shares, in part or full, prior to May 30, 2007. The proceeds from any such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements. The note expired on May 30, 2007. We are in default of this Note and an extension is under negotiation as of September 30, 2007.

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


     First  Capital  International,  Inc.


     Date:  November  13,  2007      By:  /s/  Alex  Genin
                                     Alex Genin
                                     Chief Executive Officer and
                                     Acting Chief Financial Officer