Form 10KSB/A
period 2006-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2007-12-04
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

EXPLANATORY NOTE

First Capital International, Inc. is filing this Amendment No. 1 to it's Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 16, 2007 for the following reason:
The signature of the company's independent registered public accounting firm is added to the Report of Independent Registered Public Accounting Firm on page F-3.

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

/s/ McConnell & Jones, LLP
Houston, Texas
March 30, 2007

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