Form 10KSB
period 2007-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2008-04-15
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2007
 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The Issuer's revenues for the year ended December 31, 2007 were $590,540.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 28, 2008, was $1,471,023.  As of March 28, 2008, there were 36,237,005 shares of common stock outstanding.

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

INTRODUCTION

First Capital International, Inc. (the “Company”), formerly Ranger/USA, Inc., incorporated as a Delaware Corporation on April 21, 1994, assumed its current name in August 1998 when new management took over the Company.  At the time new management assumed control, the Company had no existing operations, and began implementation of a new business plan.  Beginning in 1998, the Company’s original focus was the identification, acquisition and operation of businesses serving or focused on Central and Eastern European markets.  Since 2001, the Company has focused its operations on the development of its “smart house” technology and markets for the Company’s new home command center.

References to First Capital International, Inc. in this Form 10-KSB include First Capital International, Inc. and our wholly-owned subsidiary VIP Systems, Inc., which is a home automation firm.

Our principal executive offices are located at 5120 Woodway, Suite 9024, Houston, Texas 77056; voice: (713) 629-4866 fax: (713) 629-4913.  Our corporate web site is www.FirstCap.net.

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

We developed an Industrial Security Solution (“Solution”) for complex industrial projects including projects related to the oil and gas industry.  This Solution allows a client to monitor remote sites, record events on video and exercise full control over any power units at the industrial site remotely.  This system can also be used as an anti-terrorist device to preclude unauthorized use of important industrial equipments in case of a takeover attempt.  We believe that this Solution can be marketed through governmental agencies, as well as major industrial companies.  At the present time, we are looking into possible alliances in order to market this product worldwide.

In January 2004, we filed an application for a patent with the U.S. Patent Office for use of our technology in a manner that addresses issues of the new Air Sea Ground Defense System ("ASGDS") with Active Control Link.  This new ASGDS technology allows an air/sea and/or ground control center to actually see inside an aircraft or ship when it is still in the air/open sea and allow the ground center to take control of the respective aircraft/ship in the event of a hijacking attempt or other terrorist attempts to take over an airplane/ship.  In cooperation with the US Coast Guard and the Port of Houston Authorities, we successfully completed the pilot project and installed a Marine Security System on one of the MARAD’s military vessels at the Port of Houston.  The presentation of this technology was held on October 12, 2004 at the Port of Houston facilities.

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

In the first and second quarters of 2006, we had several meetings with the representatives of Russian Government regarding our ASGDS and believe that good opportunities exist in Russia for our security solutions, due to rapidly growing business of LNG export from Russia to other countries.

PROJECTS

During 2005-2006, we completed several security installations at Marriott Hotel Group properties in Texas, Florida and Louisiana.   Our marketing efforts with the Marriott Hotels allowed us to secure contracts to install video surveillance systems in several Marriott Hotels in Florida and Texas.   We are currently working on much larger proposals for their new “under construction” hotels.

Projects in Florida

We are also working with KOR Group Developers in Florida at their Tides Hotel properties in Miami, Florida working on several security solutions including structure wiring, video surveillance and sound systems.

In March 2005, we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida.  We have completed the installation of our home automation equipment in the Dinerstein’s model condo unit in the second quarter of 2005 and have started the first phase of the installation in the fourth quarter of 2007 and will continue with second phase in the second quarter of 2008.

During 2007, we invested in our Florida operation and hired additional sales force in Florida.   As a result, we have ongoing negotiations with RPC Holding Company, a well-known hi-rise condo developer in Miami, Florida to market our technology solutions to new hi-rise condo communities in Florida.  We have successfully completed a showroom installation in their Boca Raton office and are expecting to receive a formal contract to supply touch screen controllers, video security solutions and home automation solutions to their projects.  We also received contracts to install home automation systems in high-end homes in the area and we will continue to work on installation projects with several hotels in the area.

We believe our Florida operations are positioned to bring substantial revenue for the company.

Projects in Texas

We are bidding on several high-rise condominium projects in the Houston and Miami area.  As a result, we signed an initial contract in August 2007 with a new luxury high-rise complex in Houston to install security solution as well as to design for the owners a new state-of-the-art “Concierge” Digital Living Automation software.  This has created new opportunities for our home automation solutions.  We are currently working on the software design and planning to invest in marketing the “Concierge” concept into other regions.

We are also actively involved in Houston hotels installation projects, predominantly Marriott Hotels.

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

Since December 2006, we have been working with URS, Washington Group Division, a U.S. construction/defense company, to bring them opportunities for large projects in Russia.  Washington Group is in the final negotiation stage with First National Energy Corporation to build two new power plants in St. Petersburg, Russia as well as several other gas generation and electrical power plants in the Moscow region.  In May 2007, we signed a teaming agreement with URS, Washington Group Division specifying that, if such contracts are obtained, we will have exclusive rights to provide the design and installation of video security systems, fire security systems and IT systems for these projects.

In September 2007, we have signed a joint working agreement with Decisive Analytics Corporation, a US defense system integrator.  We are working with them on possibilities of implementing some of our technologies into their current research product.  We are also working with them on possibilities on designing complex security solutions for potential power plant projects in Russia currently under development with URS, Washington Group Division.

We are also currently considering a teaming agreement with Worley Parsons Energy Company, a leading Australian engineering construction conglomerate, to be involved with our company in the construction and development of our potential Russian power plant projects.

Our teaming agreement with OAO Ruselectronics to provide all the necessary manpower and resources and the necessary permits for the above-referenced projects will secure execution of these projects.

Trade Shows

To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including:

•	International Security Conference in Brussels, Belgium in February 2007;

•	International Anti-Terrorist Security Conference in Moscow, Russia in November 2006;

•	Port of Houston Homeland Security Demonstration event using US Merchant Fleet ship – “New challenges for Port Security” in Houston, Texas in May 2006;

•	Houston Apartment Association Show in Houston, Texas in April 2006;

•	International Security Conference in Brussels, Belgium in February 2006;

•	US Department of Homeland Security Exhibit in Washington, DC in March 2005;

•	US Trade Mission and exhibit in Moscow, Russia in February 2005;

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

EMPLOYEES

As of March 28, 2008, we had 13 employees.   No employees are represented by a union.  We believe that our employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 5120 Woodway, Suite 9024, Houston, Texas 77056, in approximately 2,123 square feet of office space which is leased, on a 5-year contract basis expiring November 30, 2011 for $3,542 per month.  We believe that our offices are adequate for our present and future needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER’S PURCHASES OF EQUITY SECURITIES

In the U.S., our common stock is currently traded on the over-the-counter bulletin board ("OTCBB") under the symbol "FCPN.OB".  From February 1999 to August 2006 our common stock was traded under the symbol “FCAI.OB”.  At the Annual Meeting of Stockholders held on July 14, 2006, the stockholders approved a three-to-one reverse split of the common stock; and approved an amendment to the Certificate of Incorporation increasing the authorized number of shares of common stock from 100,000,000 to 200,000,000 and increasing the authorized number of shares of preferred stock from 10,000,000 to 20,000,000.  The reverse split of the common stock became effective on August 7, 2006.  The effect of this reverse split is reflected in the audited condensed financial statements herein.

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

QUARTER ENDED	HIGH	LOW
March 31, 2006	$0.36	$0.36
June 30, 2006	$0.45	$0.30
September 30, 2006	$0.53	$0.27
December 31, 2006	$0.25	$0.10

March 31, 2007	$0.12	$0.12
June 30, 2007	$0.15	$0.15
September 30, 2007	$0.55	$0.55
December 31, 2007	$0.20	$0.20

On March 28, 2008, the closing price on our common stock was $0.12 per share and at that date there were approximately 1,039 shareholders of record of our common stock.  Our transfer agent is OTC Stock Transfer, Inc., 321 East 2100 South, Salt Lake City, UT 84115; tel. (801) 485-555, fax (801) 486-0562.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	$	N/A	-0-
Equity compensation plans not approved by security holders	3,865,000		$0.05	160,797,995
Total	3,865,000		$0.05	160,797,995

For information relating to the equity compensation plans reference is made to Footnote 9 to our Financial Statements, Stockholders' Equity - Stock Options

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2007, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions.  None of the transactions involved a public offering.  The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company.  The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the year ended December 31, 2007, we issued 775,557 shares of our common stock to investors for cash totaling $150,300, 4,444 shares as $1,000 subscription receivable, 1,733,334 shares upon exercise of stock options valued at $78,000 and 25,000 shares to employees for services valued at $2,750.  The market price for these issuances was $0.11 to $0.20 per share.  The proceeds from these transactions were used to partially fund our operations.

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

REVENUE RECOGNITION

The Company enters into two types of sales of VIP Systems: sales to end-users and sales to resellers.  Revenue on sales to end-users is recognized upon completion of installation and testing of the system.  Revenue on sales to resellers is recognized upon delivery of systems or for major long-term projects, recognized upon completion of each phase of installation.

The company entered into consulting services for power plant projects in Russia in 2007.  Revenue from these services are billed and recognized monthly.

Payments and advances received for future sales or installation of systems are deferred until the delivery and/or installation is complete.  For major long-term projects, revenue is recognized upon completion of each phase of installation.

STOCK-BASED COMPENSATION

Until December 31, 2005, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  Under the intrinsic value method, we only recorded stock-based compensation resulting from options granted at below fair market value.  Effective January 1, 2006, we adopted SFAS No. 123R, “Share Based Payments”, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.

Valuation and Amortization Method — We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility — Stock-based payments made prior to January 1, 2006 were accounted for using the intrinsic value method under APB 25.  The fair value of stock based payments made subsequent to December 31, 2005 is valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

Risk-Free Interest Rate — We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

Estimated Forfeitures — When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual option forfeitures.

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date.  We recognized $406,210 stock-based compensation cost in the year ended December 31, 2007 for the options and restricted stock issued to employees and others.

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

RISK FACTORS

GOING CONCERN RISK

During 2007 and 2006, we were dependent on debt and equity raised from individual investors and related parties to sustain our operations.  We incurred net losses of $(905,601) and $(989,594) during the years ended December 31, 2007 and 2006, respectively.  We also had significant negative cash flows from operations during each of the years ended December 31, 2007 and 2006.  These factors combined with the cash requirements inherent in our businesses raise substantial doubt about our ability to continue as a going concern.  See Note 2 to our Consolidated Financial Statements on Page F-13.  Our long-term viability as a going concern is dependent upon three key factors as follows:

 - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

 - Our ability to acquire or internally develop viable businesses; and

 - Our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations.

As a result of potential liquidity problems, our auditors have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2007 and 2006, indicating that substantial doubt exists concerning our ability to continue as a going concern.

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

We incurred net losses of $(905,601) and $(989,594) during the years ended December 31, 2007 and 2006, respectively.  Recurring losses have produced an accumulated deficit of $(11,113,648) at December 31, 2007.  Total revenue for the year ended December 31, 2007 was $590,540, an increase of $392,000, which represents a 197% increase from 2006 amounts.  Our revenue increase was attributable primarily to direct marketing activities.

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

RISK OF DILUTION UPON CONVERSION OF OPTIONS

At March 28, 2008, we had outstanding a total of 2,965,000 options to purchase our common stock at exercise prices ranging from $.04 to $.11 per share.  These prices are near or below current market prices.  If exercises or conversions occur, current shareholders will be subject to an immediate dilution in per share net tangible book value.

EFFECT ON MARKET RELATED TO SHARES ELIGIBLE FOR FUTURE SALE

At March 28, 2008, we had approximately 36,237,005 outstanding shares, of which approximately 5,778,022 shares are free trading shares, and approximately 30,458,983 shares are restricted securities as that term is defined in the Securities Act of 1933.  Approximately 27,120,149 shares of our restricted common stock have been held for more than one year.  Approximately 6,002,000 have been held by non-affiliates for more than one year and may be sold subject to volume restrictions.  We can make no prediction as to the effect that resale of our restricted common stock, or the availability of such shares for sale, will have on market prices.  The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

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

CONTROL BY MANAGEMENT AND CONFLICT OF INTERESTS

As of March 28, 2008, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 66.3% of our outstanding common stock, including all warrants exercisable within 60 days.  This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders.  It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

ISSUANCE OF PREFERRED STOCK

We presently have authorized 20,000,000 shares of preferred stock, par value $.001 per share.  As of December 31, 2007 we had 4,500,000 shares of preferred stock outstanding.  The outstanding shares of preferred stock are convertible into approximately 10,300,000 shares of our common stock and are entitled to certain dividend rights.  The outstanding shares of preferred stock do not have any voting rights.  Our Board of Directors has the authority, without action or consent by the stockholders, to issue the authorized preferred stock in one or more series, to fix the number of shares in each series, and to determine the voting rights, preferences as to dividends and liquidation rights, conversion rights, and other rights of any series of preferred stock.  The shares of preferred stock could adversely affect the rights of the holders of common stock and could prevent holders of common stock from receiving a premium upon the sale of the common stock.  For example, an issuance of preferred stock could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over our common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock.

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

INTELLECTUAL PROPERTY

We seek patent protection on our core technologies, applications and improvements of these technologies and on related inventions that will help ensure our access to desired markets.  As of March 17, 2008, we owned one patent.  Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business.  Consistent with our business plans, we have focused since 2002 on building and protecting our patent estate in automation and remote management control.  Our issued patent has an expiration date of September 6, 2021.

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

YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

During the year ended December 31, 2007, our revenue from continuing operations was $590,540 as compared to $198,537 for the year ended December 31, 2006.  Our revenue increase was attributable primarily to our marketing activities.

During the year ended December 31, 2007, cost of system sales increased by $219,612 to $273,173.  Operating and general expenses increased to $742,635 from $677,915 as compared to the year ended December 31, 2006 due to expansion of our business operations.

During the year ended December 31, 2007 and 2006 we recognized stock and share based compensation of $406,210 and $322,454, respectively.  The issuance of common stock and share based compensation to employees and officers remained approximately at the same level in 2007.

During the year ended December 31, 2007, we had a net loss of $(905,601) as compared to a net loss of $(989,594) in the year ended December 31, 2006.  The decrease primarily relates to the expansion of our business operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had cash resources of $3,972.  We estimate that during the year 2008, our cash requirements will be approximately $720,000, or $180,000 per quarter.  We believe that we will have positive cash flow from operations in 2008 and our revenue-producing operations will expand significantly.  Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing.  Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

During the year 2007, we raised $152,160 in cash from the sale of our securities.  We will ultimately need to produce enough positive cash flows from operations to meet our long-term capital needs.

We currently have no material commitments for capital expenditures for our U.S. operations.  We anticipate that the following expenditures will be made in 2008 if funds are available: $100,000 for continued development of our automation business; and $250,000 for marketing expenses.

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

During 2007 and 2006 the Company obtained loans (Note 4 of our Financial Statements) from Alex Genin, Eastern Credit Limited, Inc., and corporations, Mr. Genin controls.  Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer.  During 2007 and 2006, interest charged on notes payable to the related parties was $52,636 and $53,709 respectively.

On September 20, 2006, United Capital Group, a company controlled by Alex Genin, the company’s chief executive officer, made a loan to the Company under a $13,500 promissory note bearing interest of 8% which is due September 20, 2008.  This note was paid off on December 1, 2006.  Two promissory notes maturing in March 2007 from loans made in March 2004 and March 2005 were extended two years.  Loans made during 2005 under twelve separate promissory notes with a total principal amount of $109,000 and bearing 8% interest maturing between May and December 2007 were extended three years.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to United Capital Group is $198,983.

During 2007, Alex Genin, the company’s chief executive officer, made several loans under four promissory notes for a total principal amount of $29,500 bearing 8% interest and maturing between May and December 2010.  Promissory Notes from loans made during 2005 maturing between March and May 2007 were extended two years and notes maturing between July and December 2007 were extended three years.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to Alex Genin is $264,390

On August 7, 2006, Eastern Credit Limited, Inc., a company controlled by Alex Genin, the company’s chief executive officer, made a loan under a $1,000 promissory note bearing interest of 8% which is due August 7, 2008. Promissory Notes made during 2005 which bear 8% interest and which are due between May 2007 and October 2007 were extended three years to mature in 2010. During 2006 a total of $87,700 payments in principal were made.  During 2007, loans were made under three separate promissory notes for a total principal amount of $18,000 which bear 8% interest and are due between April and December 2010.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to Eastern Credit Limited is $212,300.

During 2007, Stromberg Development, Inc., a company owned by Alex Genin, the company’s chief executive officer, made eight separate loans for a total principal amount of $42,300 which bear interest at the rate of 8% and are due in three years between April and October 2010.  None of these notes were collateralized.  As of December 30, 2007, the total principal amount due on all notes to Stromberg Development, Inc., is $42,300.

During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, the company’s chief executive officer, made several loans under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which were due in April 2007 and June 2007.  These notes were extended to April 2009 and June 2010 respectively.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to First National Petroleum is $14,500.

On November 6, 2006, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, the company’s chief executive officer, made a loan under one promissory note for a total principal amount of $9,400 which bear interest at the rate of 8% and is due in November 2008.  During 2007, several loans under five promissory notes were made for a total principal amount of $36,500 which bear 8% interest and are due between February 2009 and December 2010.  None of these notes were collateralized.  As of December 31, 2007, total principal amount due on all notes to Pacific Commercial Credit, Inc., is $45,900.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7.  FINANCIAL STATEMENTS
The financial information required by this item is included as set forth beginning on Page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the information under the captions “Changes in Registrant’s Certifying Accountant” and “Letter from McConnell & Jones, LLP” in the Registrant’s Current Report Form 8-K dated March 19, 2008.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2007, we did not maintain effective controls over inventory valuation.  Specifically, controls were not designed and in place to ensure that the inventory was properly valued and did not include obsolete inventory. This control deficiency resulted in an adjustment to the consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.
As of December 31, 2007, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2007, we did not maintain effective controls over equity transactions.  Specifically, controls were not designed and in place to ensure that stock based compensation transactions were properly reflected. This control deficiency resulted in an adjustment to the consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.
PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE OUR DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2007 our Directors and Executive Officers were:

NAME AND ADDRESS	AGE	POSITION	SINCE
Alex Genin	56	Director, Chairman, CEO,	August, 1998
5120 Woodway Dr. Suite 9024		CFO and President
Houston, TX 77056

Cathy K. George	57	Director	August, 2006
5120 Woodway Dr. Suite 9024
Houston, TX 77056

Merrill P. O'Neal	79	Director	December, 2001
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

BIOGRAPHIES

ALEX GENIN has been our Director, Chairman, CEO and President, and our major shareholder since August, 1998.  Since 1992, Mr. Genin has been the President of ECL Trading Company, which trades goods and commodities in Europe and countries of the former Soviet Union.  Since 1985, Mr. Genin has been the President of Eastern Credit Ltd., Inc. which provides financial consulting services in Europe, Asia and the United States.  Mr. Genin has extensive experience in business activities in Europe, Asia and countries of the former Soviet Union.

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

BOARD OF DIRECTORS

We held three meetings of the Board of Directors during the fiscal year ended December 31, 2007, and the Board of Directors took action at Board meetings or by unanimous written consent 15 times during that period.  Mr. Genin is our only Director who is also an officer.  The Board of Directors does not currently have audit committee or any other committees.  We believe this structure is adequate for the size of our company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission.  Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2007.

CODE OF ETHICS

We have adopted a Code of Ethics for directors, officers (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and employees.  The copy of the Code of Ethics was previously filed with our Form 10-KSB for the fiscal year ending December 31, 2003, and is attached hereto as Exhibit 14.1.

ITEM 10.  EXECUTIVE COMPENSATION

The following sets forth all forms of compensation paid to our executive officers for the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Genin Director, Chairman,	2007	$76,960	$-0-	$78,000	(1)	$217,092	(1)	$-0-	$-0-	$-0-	$372,052
CEO and President	2006	$65,120	$-0-	$-0-		$279,630	(2)	$-0-	$-0-	$-0-	$344,750

(1) During 2007, we issued 1,733,334 restricted shares valued at $78,000 as compensation upon exercise of options and 2,000,000 immediately exercisable options as compensation to Mr. Genin.  This option has an exercise price of $0.05 per share and expires on March 5, 2009.  We valued this transaction at $217,092 (see Note 10 to our Financial Statements).

(2) During 2006, we issued 900,000 immediately exercisable options as compensation to Mr. Genin.  This option has an exercise price of $0.06 per share and expires on January 30, 2008.  We valued this transaction at $279,630 (see Note 10 to our Financial Statements).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END DECEMBER 31, 2007

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alex Genin Director, Chairman, CEO	900,000			$0.06	1/30/2008
and President	2,000,000	-0-	-0-	$0.05	3/5/2009	-0-	$-0-	-0-	$-0-

DIRECTOR COMPENSATION 2007

We do not currently pay any board compensation.

Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Alex Genin	$0	$-0-	$0	$-0-	$-0-	$-0-	$0

Cathy George	$0	$-0-	$0	$-0-	$-0-	$-0-	$0

Merrill O’Neal	$0	$-0-	$0	$-0-	$-0-	$-0-	$0

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

REPRICING OF OPTIONS
None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 17, 2008, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  At March 17, 2008, we had outstanding 36,237,005 shares of common stock, and 4,500,000 outstanding shares of preferred stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common stock	Alex Genin – Director, CEO,	23,533,818	(1)(2)(3)(4)	64.9%
	Acting CFO, President
	5120 Woodway, Suite 9024
	Houston, Texas 77056

Common Stock	Cathy K. George - Director	411,333		1.1%
	5120 Woodway, Suite 9024
	Houston, Texas 77056

Common Stock	Merrill P. O'Neal - Director	33,334		0.1%
	5120 Woodway, Suite 9024
	Houston, Texas 77056

Common Stock	All officers and directors as a Group—Three Persons	23,978,485		66.2%

Common Stock	Baltoil Ltd	202,145	(2)	0.6%
	50 Town Range, Suite 7B
	Gibraltar

Common Stock	Eurocapital Group, Ltd	9,500,001	(2)	26.2%
	19 Peel Road
	Douglas, Isle of Man
	British Isles 1M1 4LS

Common Stock	Pacific Commercial Credit Ltd	1,383,334	(2)	3.8%
	13/F Silver Fortune Plaza
	1 Wellington Street
	Central, Hong Kong

Common Stock	United Capital Group Limited	7,481,669	(2)(3)	20.6%
	50 Town Range, Suite 7B
	Gibraltar

Preferred stock	Alex Genin – Director, CEO,	1,500,000	(2)(4)	33.3%
	Acting CFO, President
	5120 Woodway, Suite 9024
	Houston, Texas 77056

Preferred Stock	Cathy K. George - Director	0		0.0%
	5120 Woodway, Suite 9024
	Houston, Texas 77056

Preferred Stock	Merrill P. O'Neal - Director	0		0.0%
	5120 Woodway, Suite 9024
	Houston, Texas 77056

Preferred Stock	All officers and directors as a Group—Three Persons	1,500,000		33.3%

Preferred Stock	United Capital Group Limited	1,500,000		33.3%
	50 Town Range, Suite 7B
	Gibraltar

(1) Excludes an option to purchase up to 2,000,000 shares of our common stock.  This option has an exercise price of $0.05 per share and expires on March 5, 2009.

(2) Alex Genin currently holds powers of attorney from Baltoil, Ltd., Eurocapital Group, Ltd., Pacific Commercial Credit, Ltd. and United Capital Group Ltd. pursuant to which Mr. Genin is granted voting and investment power with respect to our shares.  Mr. Genin is deemed to be the beneficial owner of these shares.  Mr. Genin does not own any stock of Baltoil, Ltd., Eurocapital Group, Ltd., Pacific Commercial Credit, Ltd. and United Capital Group Ltd.

(3) Excludes 7,500,000 shares of our common stock which would be issuable upon the conversion of shares of preferred stock held by United Capital Group Limited.

(4) Shares owned by United Capital Group Limited.

Information required to be disclosed under Item 201(d) of Regulation S-B is incorporated in Item 5 herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

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

Pursuant to a letter agreement signed on February 6, 2003, during 2004 the Company received the last installments of $163,800 from United Capital Group for the purchase of preferred stock.  United Capital Group is controlled by Alex Genin, the Company’s chief executive officer.  Pursuant to the letter agreement, United Capital Group purchased the following shares of our preferred stock:

A.
500,000 shares of preferred stock, convertible, at the option of the holder, into common shares of the Company prior to June 30, 2006 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement.  The conversion rate in effect at any time is determined by dividing the initial stock issue price of $1.00 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.15.  In addition, these stocks carry a cumulative coupon dividend of 6% per annum.  The total accumulated coupon dividend due on these shares as of December 31, 2007 was $94.68.  The conversion feature of these shares has been extended to June 30, 2008 by agreement of the parties; and

B.
1,000,000 shares of preferred stock, convertible, at the option of the holder, into common shares of the Company prior to May 15, 2006 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement.  The conversion rate in effect at any time is determined by dividing the initial stock issue price of $.25 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.195.  In addition, these stocks carry a cumulative coupon dividend of 6% per annum.  The total accumulated coupon dividend due on these shares as of December 31, 2007 was $285.70.  The conversion feature of these shares has been extended to May 15, 2008 by agreement of the parties.

During 2007, Mr. Genin exercised an option granted in December 2004 to purchase 1,733,334 shares at an exercise price of $0.045 per share and we treated the transaction as compensation to Mr. Genin in December 2007.  An immediately exercisable option to purchase up to 833,334 shares of our common stock at $0.09 per share granted to Mr. Genin expired in February 2007 and two options to related party investors to purchase 100,000 shares of our common stock exercisable at $0.09 per share were exercised.

An option to purchase up to 900,000 shares of our common stock exercisable at $0.06 per share granted to Mr. Genin in July 2006 was exercised in January 2008.

During 2007, we received approximately $125,830 of advances from Mr. Genin, its chief executive officer and companies controlled or related to him and a $50,000 convertible note payable from one other director.  The principal due under these advances as of December 31, 2007 was $828,373.  During 2007 interest charged on notes payable to the related parties was $52,636.  The following is a summary of all loan transactions with entities related to Mr. Genin for 2007:

During 2007, two promissory notes to United Capital Group, a company controlled by Mr. Genin, maturing in March 2007 bearing 8% interest for a total principal amount of $89,900 from loans made in March 2004 and March 2005 were extended two years.  Loans maturing between May and December 2007 made during 2005 under 11 separate promissory notes bearing 8% interest with a total principal amount of $92,000 were extended three years.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to United Capital Group is $198,983.

During 2007, Alex Genin, our chief executive officer, made several loans under four promissory notes for a total principal amount of $29,500 bearing 8% interest and maturing between May and December 2010.  Promissory notes from loans made during 2005 maturing between March and May 2007 were extended two years and notes maturing between July and December 2007 were extended three years.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to Alex Genin is $264,390

During 2007, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, extended eight promissory notes made during 2005 which bear 8% interest and which are due between May 2007 and October 2007 with a total principal amount of $67,800 for three years to mature in 2010. Additional loans were made under three separate promissory notes for a total principal amount of $18,000 which bear 8% interest and are due between April and December 2010.  A total of $994 in interest and $5,488 in principal were paid.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to Eastern Credit Limited is $212,300.

During 2007, Stromberg Development, Inc., a company owned by Alex Genin, the company’s chief executive officer, made eight separate loans for a total principal amount of $42,300 which bear interest at the rate of 8% and are due in three years between April and October 2010.  None of these notes were collateralized.  As of December 30, 2007, the total principal amount due on all notes to Stromberg Development, Inc., is $42,300.

During 2007, First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, extended two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which were due in April 2007 and June 2007 to April 2009 and June 2010 respectively.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to First National Petroleum is $14,500.

During 2007, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans under five promissory notes for a total principal amount of $36,500 which bear 8% interest and are due between February 2009 and December 2010.  None of these notes were collateralized.  As of December 31, 2007, total principal amount due on all notes to Pacific Commercial Credit, Inc., is $45,900.

The balance on a business loan made in 2006 to Federal Beverage Distributors, Inc., a company controlled by Alex Genin, our chief executive officer as of December 31, 2007 is $3,730.  There are currently no repayment terms for this loan.

DIRECTOR INDEPENDENCE

Alex Genin is our Director, Chief Executive Officer and Principal Financial Officer and therefore is not an independent Director pursuant to Item 407(a)(1) of Regulation S-B., Merrill P. O’Neal and Cathy George are independent Directors under the independence standards applicable to the small business issuer under paragraph (a)(1) of the Item 407 of Regulation S-B.

ITEM 13.  EXHIBITS

Exhibit 14.1 – Code of Ethics

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Our former auditors, McConnell and Jones, L.L.P., billed us in the aggregate amount of $7,500 and our current auditors, McElravy, Kinchen and Associates, P.C. , billed us in the aggregate amount of $10,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2007.  Our former auditors, McConnell and Jones, L.L.P., billed us in the aggregate amount of $20,850 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2006.

AUDIT-RELATED FEES

Our auditors did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2007 and December 31, 2006.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2007 and December 31, 2006, our auditors did not bill us for, nor perform, any financial information systems design or implementation.  For the fiscal years ended December 31, 2007 and December 31, 2006, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Our auditors did not bill us for, nor perform professional services rendered for tax related services for the fiscal years ended December 31, 2007 and December 31, 2006.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal years ended December 31, 2007 and December 31, 2006.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2008.

FIRST CAPITAL INTERNATIONAL, INC.

By: /s/ Alex Genin
Alex Genin
Director, CEO, Acting CFO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alex Genin	Director,	April 14, 2008
Alex Genin	Chief Executive Officer and Principal Financial Officer

/s/ Merrill P. O'Neal	Director	April 14, 2008
Merrill P. O'Neal

/s/ Cathy K. George	Director	April 14, 2008
Cathy K. George

FIRST CAPITAL INTERNATIONAL, INC.
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For the years ended December 31, 2007 and 2006

FIRST CAPITAL INTERNATIONAL, INC.

__________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   First Capital International, Inc.
   Houston, Texas

We have audited the accompanying consolidated balance sheet of First Capital International, Inc. as of December 31, 2007, and the related statements of operations, stockholders' deficit and of cash flows for the year then ended. These financial statements are the responsibility of the management of First Capital International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period January 1, 2005 through December 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 2007, and the results of its operations and its cash flows the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that First Capital International will continue as a going concern. As shown in the financial statements, First Capital International suffered recurring losses from operations and has a working capital deficiency at December 31, 2007. These factors and others raise substantial doubt about First Capital International's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event First Capital International cannot continue in existence.

/s/ McElravy, Kinchen & Associates, P.C.
www.mkacpas.com
Houston, Texas
April 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
First Capital International, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of First Capital International Inc.’s operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has suffered recurring losses from operations and has been dependent on funding obtained from outside investors to supports its continuing operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP
Houston, Texas

March 30, 2007

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007
_________

ASSETS

Current assets:
Cash and cash equivalents	$3,972
Accounts receivable	54,823
Employee receivables	25,978
Due from related parties	3,892

Total assets	$88,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Credit cards obligations and line of credit	$133,469
Accounts payable and accrued liabilities	113,150
Accrued interest payable to related parties	127,336
Current portion of notes payable to related parties	274,600
Convertible notes payable to related parties	50,000
Convertible notes payable	500,000
Deferred revenue	128,687
Total current liabilities	1,327,242

Notes payable to related parties, non-current	503,773

Total liabilities	1,831,015

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,500,000 shares issued and outstanding	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 35,337,005 shares issued and outstanding	35,337
Additional paid-in capital	9,337,726
Accumulated deficit	(11,113,648)
Subscription receivable	(6,265)

Total stockholders’ deficit	(1,742,350)

Total liabilities and stockholders’ deficit	$88,665

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and 2006
__________

	2007	2006
Revenue:
System sales	$563,240	$141,627
Merchandise sales	-	56,910
Consulting Fees	27,300	-

Total revenue	590,540	198,537

Costs of sales:
Cost of systems	273,173	53,561
Cost of merchandise sold	-	65,491
Cost Consulting Services	5,772	-

Total cost of sales	278,945	119,052

Gross Margin	311,595	79,485

Selling, general and administrative expenses	1,148,845	1,000,369

Loss from operations	(837,250)	(920,884)

Other expense:
Interest expense	(68,351)	(68,710)

Net loss	$(905,601)	$(989,594)

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Weighted average shares outstanding	33,228,730	31,992,191

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2007 and December 31, 2006
__________

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscrip- tion Receivable	Accumulated Deficit	Total Stock- Holders’ Deficit
Balance at December 31, 2005	4,500,000	$4,500	31,662,699	$31,663	$8,192,935	$(9,500)	$(9,218,453)	$(998,855)

Common stock voluntarily returned to treasury and cancelled	-	-	(817,866)	(818)	818	-	-	-

Common stock issued for cash	-	-	763,835	764	227,236	-	-	228,000

Common stock issued upon exercise of options	-	-	336,668	337	40,163	-	-	40,500

Common stock issued to employees for services	-	-	20,000	20	5,980	-	-	6,000

Common stock issued as collateral for a note payable	-	-	833,334	833	(833)	-	-	-

Compensatory stock options issued to employees	-	-	-	-	15,512	-	-	15,512

Compensatory stock options issued to Officers and Directors	-	-	-	-	279,630	-	-	279,630

Stock options issued to other third parties for services	-	-	-	-	21,312	-	-	21,312

Cash received for subscription receivable	-	-	-	-	-	2,375	-	2,375

Net loss	-	-	-	-	-	-	(989,594)	(989,594)

Balance at December 31, 2006	4,500,000	$4,500	32,798,670	$32,799	$8,782,753	$(7,125)	$(10,208,047)	$(1,395,120)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2007 and December 31, 2006 - (Continued)
__________

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscrip- tion Receivable	Accumulated Deficit	Total Stock- Holders’ Deficit
Balance at December 31, 2006	4,500,000	$4,500	32,798,670	$32,799	$8,782,753	$(7,125)	$(10,208,047)	$(1,395,120)

Common stock issued for cash	-	-	775,557	776	149,524	-	-	150,300

Common stock issued as subscription receivable	-	-	4,444	4	996	(1,000)	-	-

Common stock issued as compensation upon exercise of options	-	-	1,733,334	1,733	76,267	-	-	78,000

Common stock issued to employees for services	-	-	25,000	25	2,725	-	-	2,750

Compensatory stock options issued to employees	-	-	-	-	96,918	-	-	96,918

Compensatory stock options issued to Officers and Directors	-	-	-	-	217,092	-	-	217,092

Stock options issued to other third parties for services	-	-	-	-	11,451	-	-	11,451

Cash received for subscription receivable	-	-	-	-	-	1,860	-	1,860

Net loss	-	-	-	-	-	-	(905,601)	(905,601)

Balance at December 31, 2007	4,500,000	$4,500	35,337,005	$35,337	$9,337,726	$(6,265)	$(11,113,648)	$(1,742,350)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006
__________

	2007	2006

Cash flows from operating activities:
Net loss	$(905,601)	$(989,594)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	406,210	322,454
Write off of obsolete inventory	12,752	-
Changes in operating assets and liabilities:
Accounts receivable	(49,249)	5,838
Inventory	30,013	74,145
Accounts payable and accrued liabilities	114,812	(50,710)
Deferred revenue	(75,421)	204,109
Net cash used in operating activities	(466,484)	(433,758)

Cash flows from financing activities:
Net proceeds from notes payable	52,120	(9,050)
Proceeds from notes payable and long-term debt to related party	175,824	23,900
Proceeds from notes payable secured by issuance of common stock	-	500,000
Proceeds from sale of common stock	152,160	270,875
Payments for notes payable and long-term debt to related party	(4,786)	(265,978)
Net cash provided by financing activities	375,318	519,747

Net decrease in cash and cash equivalents	(91,166)	85,989

Cash and cash equivalents, beginning of period	95,138	9,149

Cash and cash equivalents, end of period	$3,972	$95,138

Supplemental disclosure of cash flow information:

Cash paid for interest	$16,709	$74,378

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

First Capital International, Inc. (the “Company”), formerly Ranger/USA, Inc., incorporated as a Delaware Corporation on April 21, 1994 and assumed its current name in August 1998 when new management took over the Company.  At the time new management assumed control, the Company had no existing operations, and began implementation of a new business plan.  Beginning in 1998, the Company’s original focus was the identification, acquisition and operation of businesses serving or focused on Central and Eastern European markets.  Since 2001, the Company has focused its operations on the development of its “smart house” technology and markets for the Company’s new home command center.

On July 14, 2006, the stockholders of the Company approved a 1-for-3 reverse stock split, which became effective on August 7, 2006.  All references to common stock, common shares outstanding, average number of common shares outstanding, per share amounts and options in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the 1-for-3 common stock reverse split on a retroactive basis.

Use Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary VIP Systems, Inc. after elimination of all significant intercompany accounts and transactions.

Revenue Recognition

The Company enters into two types of sales of VIP Systems: sales to end-users and sales to resellers.  Revenue on sales to end-users is recognized upon completion of installation and testing of the system. Revenue on sales to resellers is recognized upon delivery of systems or for major long-term projects, recognized upon completion of each phase of installation.

The company entered into consulting services in 2007 for power plant projects in Russia.  Revenue from these services are billed and recognized monthly.

The Company recognize revenues when products have been shipped to a customer pursuant to a purchase order or other contractual arrangement or services have been provided, the sales price is fixed or determinable, and collectibility is reasonable assured

Payments and advances received for future sales or installation of systems are deferred until the delivery and/or installation is complete. For major long-term projects, revenue is recognized upon completion of each phase of installation.

Concentrations of Credit Risk

Cash and accounts receivable are the primary financial instruments that subject the Company to concentrations of credit risk.  The Company maintains its cash in banks selected based upon management’s assessment of the bank’s financial stability.  Cash balances are currently maintained in banks primarily in the United States. Cash balances in U.S. banks may periodically exceed the $100,000 federal depository insurance limit.

Accounts receivable arise primarily from transactions with customers in the United States.  The Company performs credit reviews of its customers and provides a reserve for accounts where collectability is uncertain.  Collateral is generally not required for credit granted.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2007

Accounts Receivable

Accounts receivable are stated at the amount billed to customers.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Accounts receivable are ordinarily due 30 days after the issuance of the invoice.  No interest is charged on the past due accounts.  Accounts past due more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At December 31, 2007 the Company determined that no allowance was necessary.

Inventory

Inventory consists primarily of electronic equipment held for sale.  Inventory is recorded at the lower of aggregate cost or market with cost determined using the first-in, first-out (FIFO) method. During the current year it was determined that the Company’s inventory was obsolete and the balance was written off with a charge to the statement of operations of $12,752.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Fair Value of Financial Instruments

SFAS No. 107 disclosures about fair value of financial instruments define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which include cash, accounts receivable, and accrued expenses, approximate fair values due to the short-term maturities of such instruments.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. Through December 31, 2007, 3,865,000 options are outstanding.

Net Loss Per Common Share

Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the years. Common stock equivalents consist of common stock issuable under The Company's stock compensation plan for its employees and consultants. Common stock equivalents are not included in diluted loss per share calculations because they would be anti-dilutive. There were no common stock equivalents during 2007 and 2006.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

2.         Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered losses of $905,601 and $989,594 in 2007 and 2006, respectively, has an accumulated deficit of $11,113,648 and a working capital deficit of $1,238,577 at December 31, 2007. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

3.         Credit Card Obligations and Line of Credit

Credit card obligations and line of credit at December 31, 2007 were as follows:

Credit card obligations and Line of Credit under agreements that provide credit of up to $157,000. These obligations bear interest at rates ranging from 4.00% to 24.66% per year and are not collateralized.	$133,469

The weighted average interest rate as of December 31, 2007 was 14.95%.

4.         Notes Payable to Related Parties

Notes payable to related parties at December 31, 2007 were as follows:

Notes payable to Alex Genin, the Company’s Chief Executive Officer, who is a major stockholder. These notes bear interest at rates ranging from 6.0 to 8.0% per year, and are due at various dates between February 2008 and December 2010. These notes are not collateralized.	$264,390

Notes payable to corporations controlled by Alex Genin, the company’s chief executive officer, bearing 8% interest per year and are due at various dates between November 2008 and December 2010. These notes are not collateralized.	301,683

Notes payable to Eastern Credit Limited, Inc., a company owned by the Company’s Chief Executive Officer, who is a major stockholder of the company. These notes bear interest at rates ranging from 6.0% to 8.0% per year and are due at various dates between May 2007 and December 2008. These notes are not collateralized.	212,300

Note payable to one of the company’s directors where the principal plus interest is convertible to 200,000 shares upon maturity. This note bears 6% interest per year and is due in November 2008 and classified on the balance sheet as convertible notes payable. This note is not collateralized.	50,000

828,373

Less non-current portion	(503,773)

$324,600

Principal maturities during the next five years are as follows:

Year Ended December 31,

2008	$324,600
2009	177,273
2010	326,500

$828,373

5.         Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2007, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $7,108,000 which expire in 2008 through 2027.

The composition of deferred tax assets and the related tax effects at December 31, 2007 are as follows:

Net operating losses carry forward	$2,417,000

Valuation allowance	(2,417,000)

Net deferred tax assets	$-

6.	Operating Lease

The Company leases three separate office spaces under operating leases with terms ranging from 18 months to five years at a total rate of $6,817 per month.  The five year lease for the head office provides for renewal options, payment of taxes and utilities by the Company and charges for increases for certain costs to the landlord.  Rental expense under the operating lease was $65,495 and $65,920 during the years ended December 31, 2007 and 2006, respectively.

Minimum annual lease payments due under these leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2007 are as follows:

Year Ended December 31,

2008	$81,804

Total minimum lease payments	$81,804

7.	Convertible Note Payable

On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after the 1-for-3 reverse split) to a sophisticated investor as collateral for the note payable bearing 0% interest and due on May 30, 2007.  The agreement allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principal balance of $500,000.  The promissory note is also secured by all assets of the Company.  In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We are in default of this Note and an extension is under negotiation as of December 31, 2007.

On November 1, 2007, one of the directors made a $50,000 loan to the company bearing 6% interest due on November 1, 2008.  Upon maturity, the loan, principal plus interest is convertible to 200,000 of its restricted common (Rule 144) shares.

8.	Equity

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock for which the Company’s Board of Directors may designate voting power, preferences, limitations and restrictions.

Arrearage in cumulative preferred dividends as of December 31, 2007 was approximately $1,558.

The outstanding preferred stocks do not have any voting rights or any liquidation preferences.

Common Stock

During the year ended December 31, 2007, the Company issued the following common shares:

775,557 shares issued for cash to accredited investors as part of a private placement for proceeds of $150,300.

4,444 shares issued for subscriptions receivable.

1,733,334 shares issued as compensation upon exercise of options. These shares were issued for employee compensation at prices representing a discount from the fair value of the Company’s common stock at the date of issue, resulting in compensation expense of $78,000 to the Company.

25,000 shares issued as compensation valued at $2,750 based upon the closing price of the Company’s common stock on the date of grant.

9.         Stock Options

During the years ended December 31, 2007 and 2006, the Company issued non-qualified options to investors, employees, officers and directors and all such options are immediately exercisable for shares of our common stock.  The table below summarizes the annual activity in the Company’s stock options:

	Options	Exercise Price	Weighted Avg Exercise Price

Balance at December 31, 2005	3,150,004	$0.045 to $0.15	$0.06
Granted to employees, officers and directors	995,002	$0.06 to $0.30	$0.11
Granted to others	123,335	$0.15 to $0.36	$0.30
Exercised	(336,668)	$0.12 to $0.15	$0.12
Cancelled or expired	(166,668)	$0.045 to $0.15	$0.12

Balance at December 31, 2006	3,765,005	$0.045 to $0.36	$0.07

Granted to employees, officers and directors	2,905,000	$0.04 to $0.11	$0.05
Granted to others	110,000	$0.06 to $0.11	$0.09
Exercised	(1,883,335)	$0.045 to $0.11	$0.05
Cancelled or expired	(1,031,670)	$0.09 to $0.36	$0.13

Balance at December 31, 2007	3,865,000	$0.04 to $0.11	$0.05

Fair value of the Company’s stock options was determined based upon the Black-Scholes option pricing model.  The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the year ended December 31, 2007: (i) average dividend yield of 0.00%; (ii) expected volatility of 320%, 361% and 357%; (iii) expected life between 1 and 2 years; and (iv) estimated risk-free interest rate of 4.53%, 5.08% and 4.89%.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

All outstanding stock options are currently exercisable.  A summary of outstanding stock options at December 31, 2007 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise Price

900,000	January 2008	0.1	$0.09
20,000	March 2008	0.2	0.09
240,000	June 2008	0.5	0.06 to 0.10
85,000	July 2008	0.5	0.08 to 0.11
2,620,000	March 2009	1.2	0.04 to 0.05
3,865,000

The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $0.08 and $0.28 per share, respectively.  Total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $305,700 and $120,900, respectively.

During 2007 and 2006, the Company received $0 and $500 from employees upon the exercise of options and no tax benefits was recognized in the financial statements.  The Company issued shares upon exercise of options valued at $78,000 as compensation to Alex Genin, its Chief Executive Officer.

10.	Related Party Transactions

During the years ended December 31, 2007 and 2006, the Company engaged in certain related party transactions as follows:

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

During 2007 and 2006 the Company obtained loans (Note 4) from Alex Genin, Eastern Credit Limited, Inc., and corporations, Mr. Genin controls.  Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer.  During 2007 and 2006, interest charged on notes payable to related parties were $52,636 and $53,709 respectively.

On September 20, 2006, United Capital Group, a company controlled by Alex Genin, the company’s chief executive officer, made a loan to the Company under a $13,500 promissory note bearing interest of 8% which is due September 20, 2008.  This note was paid off on December 1, 2006.  Two promissory notes maturing in March 2007 from loans made in March 2004 and March 2005 were extended two years.  Loans made during 2005 under twelve separate promissory notes with a total principal amount of $109,000 and bearing 8% interest maturing between May and December 2007 were extended three years.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to United Capital Group is $198,983.

During 2007, Alex Genin, the company’s chief executive officer, made several loans under four promissory notes for a total principal amount of $29,500 bearing 8% interest and maturing between May and December 2010.  Promissory Notes from loans made during 2005 maturing between March and May 2007 were extended two years and notes maturing between July and December 2007 were extended three years.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to Alex Genin is $264,390.

On August 7, 2006, Eastern Credit Limited, Inc., a company controlled by Alex Genin, the company’s chief executive officer, made a loan under a $1,000 promissory note bearing interest of 8% which is due August 7, 2008. Promissory Notes made during 2005 which bear 8% interest and which are due between May 2007 and October 2007 were extended three years to mature in 2010. During 2006 a total of $87,700 payments in principal were made.  During 2007, loans were made under three separate promissory notes for a total principal amount of $18,000 which bear 8% interest and are due between April and December 2010.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to Eastern Credit Limited is $212,300.

During 2007, Stromberg Development, Inc., a company owned by the spouse of Alex Genin, the company’s chief executive officer, made eight separate loans for a total principal amount of $42,300 which bear interest at the rate of 8% and are due in three years between April and October 2010.  None of these notes were collateralized.  As of December 30, 2007, the total principal amount due on all notes to Stromberg Development, Inc., is $42,300.

During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, the company’s chief executive officer, made several loans under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which were due in April 2007 and June 2007.  These notes were extended to April 2009 and June 2010 respectively.  None of these notes are collateralized.  As of December 31, 2007, total principal amount due on all notes to First National Petroleum is $14,500.

On November 6, 2006, Pacific Commercial Credit, Inc., a company controlled by Alex Genin, the company’s chief executive officer, made a loan under one promissory note for a total principal amount of $9,400 which bear interest at the rate of 8% and is due in November 2008.  During 2007, several loans under five promissory notes were made for a total principal amount of $36,500 which bear 8% interest and are due between February 2009 and December 2010.  None of these notes were collateralized.  As of December 31, 2007, total principal amount due on all notes to Pacific Commercial Credit, Inc., is $45,900.

11.	Major Customers

During the years ended December 31, 2007 and 2006, three customers each accounted for more than 10% of revenue as follows:
	2007	2006

Customer 1	27%	52%
Customer 2	19%	9%
Customer 3	11%	6%

As of December 31, 2007, accounts receivable due from one of these customers represented 33% of the total balance.

12.	Deferred Revenue

Payments and advances received for future sales or installation of systems are deferred until the delivery and/or installation is complete.  For major long-term projects, revenue is recognized upon completion of each phase of installation. At December 31, 2007, the Company has $128,687 in deferred revenue.

13.	Employee Receivables

The Company had short advances to employees in the amount of $25,978. These advances are short term in nature with no interest.

14.	Subsequent Events

An option to purchase up to 900,000 shares of our common stock exercisable at $0.06 per share granted to Alex Genin, the Company’s Chief Executive Officer, in July 2006 was exercised in January 2008.