Form 10-Q
period 2008-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2008-05-20
CIK 1072842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
Commission File No. 000-26271

FIRST CAPITAL INTERNATIONAL, INC.
(Exact name of registrant as specified in its Charter)

Delaware	76-0582435
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5120 Woodway
Suite 9024
Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(713) 629-4866
(Issuer’s Telephone Number, Including Area Code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchanged Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

SEC 1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Number of shares outstanding as of the close of business on May 9, 2008:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	36,292,005

FIRST CAPITAL INTERNATIONAL, INC.
__________

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FIRST CAPITAL INTERNATIONAL, INC.

__________

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
__________

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,772	$3,972
Accounts receivable	31,209	54,823
Employee receivables	29,976	25,978
Due from related parties	5,622	3,892

Total assets	$74,579	$88,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Credit card obligations and line of credit	$152,574	$133,469
Accounts payable and accrued liabilities	72,323	113,150
Accrued interest payable to related parties	131,775	127,336
Current portion of notes payable to related parties	285,083	274,600
Convertible notes payable to related parties	50,000	50,000
Convertible notes payable	500,000	500,000
Deferred revenue	152,587	128,687
Total current liabilities	1,344,342	1,327,242

Notes payable to related parties, non-current	545,000	503,773

Total liabilities	1,889,342	1,831,015

Commitments and contingencies

Stockholders’ deficit:

Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,500,000 shares issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,262,005 and 35,337,005 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	36,262	35,337
Additional paid-in capital	9,395,801	9,337,726
Accumulated deficit	(11,245,061)	(11,113,648)
Subscription receivable	(6,265)	(6,265)

Total stockholders’ deficit	(1,814,763)	(1,742,350)

Total liabilities and stockholders’ deficit	$74,579	$88,665

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
__________

	March 31,	March 31,
	2008	2007
Revenue:
System sales	$76,687	$136,788
Consulting Services	14,000	-

Total revenue	90,687	136,788

Costs of sales:
Cost of systems	37,548	79,635
Cost of consulting services	2,800	-

Total cost of sales	40,348	79,635

Gross Margin	50,339	57,153

Selling, general and administrative expenses	162,535	355,409

Loss from operations	(112,196)	(298,256)

Other expense:
Interest expense	(19,217)	(15,413)

Net loss	$(131,413)	$(313,669)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	35,947,994	32,863,115

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2008
__________

	Preferred Stock		Common Stock					Total
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stock- Holders’ Deficit

Balance at December 31, 2007	4,500,000	$4,500	35,337,005	$35,337	$9,337,726	$(6,265)	$(11,113,648)	$(1,742,350)

Common stock issued for cash	-	-	25,000	25	4,975	-	-	5,000

Common stock issued as repayment of loan	-	-	900,000	900	53,100	-	-	54,000

Net loss	-	-	-	-	-	-	(131,413)	(131,413)

Balance at March 31, 2008	4,500,000	$4,500	36,262,005	$36,262	$9,395,801	$(6,265)	$(11,245,061)	$(1,814,763)

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
__________

	March 31,	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(131,413)	$(313,669)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	-	213,824
Changes in operating assets and liabilities:
Accounts receivable	23,614	(32,102)
Employee receivables	(3,998)	-
Inventory	-	2,254
Other current assets	(1,730)	-
Accounts payable and accrued liabilities	(7,073)	28,827
Deferred Income	23,900	-

Net cash used in operating activities	(96,700)	(100,866)

Cash flows from financing activities:
Payments of notes payable and long-term debt to related party	(7,000)	-
Proceeds from notes payable and long-term debt to related party	102,500	23,000
Proceeds from sale of common stock	5,000	10,260
Net cash provided by financing activities	100,500	33,260

Net increase/(decrease) in cash and cash equivalents	3,800	(67,606)

Cash and cash equivalents, beginning of period	3,972	95,138

Cash and cash equivalents, end of period	$7,772	$27,532

Supplemental disclosure of cash flow information:

Cash paid for interest	$14,779	$3,473

Cash paid for taxes	$-	$-

Supplemental disclosure of non cash investing and financing activities:

Cashless exercise of options	$54,000	$-

Reduction of related party note in connection with option exercise	$43,790	$-

Reduction of accrued interest in connection with option exercise	$10,210	$-

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
__________

1.	Basis of Presentation and Critical Accounting Policies

First Capital International, Inc. (the “Company”), formerly Ranger/USA, Inc., incorporated as a Delaware Corporation on April 21, 1994 and assumed its current name in August 1998 when new management took over the Company.

The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of First Capital International, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered losses of $131,413 for the three months ended March 31, 2008, has an accumulated deficit of $11,245,061 and a working capital deficit of $1,269,763 at March 31, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

3.	Convertible Note Payable

On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) to a sophisticated investor as collateral for note payable bearing 0% interest due on May 30, 2007. The agreement allowed the investor to dispose of the shares, in part or full, prior to May 30, 2007.  The proceeds from any such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We are in default of this Note and an extension is under negotiation as of March 31, 2008.

4.	Notes Payable to Related Parties

During the three months ended March 31, 2008, the Company issued the following notes to related parties:

During 2008, Alex Genin, our chief executive officer, made several loans to us under four separate promissory notes for a total principal amount of $35,000 which bear interest at the rate between 0% and 8% and which are due between January 2010 and February 2011.  No interest has been imputed due to the immateriality of the amount. Three promissory notes originally due March 2008 bearing 7% interest for a total principal amount of $8,000 were extended three years. Seven promissory notes due between February 2008 and October 2008 were offset by an option Mr. Genin exercised in January 2008.  The total principal and interest paid on these notes are $43,790 and $10,210 respectively.  A $9,000 note originally made in October 2007 was partially paid.  The remaining balance on this note is $2,000.  None of these notes were collateralized.

During 2008, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under an $18,000 promissory note which bear interest at the rate of 7% and which is due February 2011. During the same period, five notes maturing between January 2008 and March 2008 for a total principal amount of $68,000 which bear interest at the rate ranging between 6% and 7% were extended three years. None of these notes were collateralized.

During 2008, ECL Trading Co, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $14,500 promissory note bearing 8% interest and which is due February 2011.  This note was not collateralized.

During 2008, First National Energy Corporation, a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $20,000 promissory note bearing 8% interest and which is due February 2010.  This note was not collateralized.

During 2008, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $15,000 promissory note bearing 8% interest and which is due March 2011.  The notes to Pacific Commercial Credit were not collateralized.

5.	Stock and Option Transactions

During the three months ended March 31, 2008, the company sold 25,000 shares of restricted common stock to an investor for $5,000 based on the trading value of the stock on the date of sale. An option to purchase 900,000 shares was exercised by one of its directors for the value of the stock on the date of issue for proceeds of $54,000.  The proceeds were then used to pay down the note payable and accrued interest to the director. The company did not recognize any stock-based compensation and there were no options granted during the same period.

PART I - FINANCIAL INFORMATION

Item 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Please see financial statements beginning on page F-1

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of First Capital International, Inc. (the “Company”). Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

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

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2007. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date.  We recognized $0 stock-based compensation cost in the three months ended March 31, 2008 for the options and shares of restricted stock issued to employees and others.

The following description of our business, our financial position and results of operations should be read in conjunction with our Unaudited Consolidated Condensed Financial Statements and the Notes to Financial Statements contained in this report on Form 10-Q.

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

References to First Capital International, Inc. in this Form 10-Q include First Capital International, Inc. and our wholly-owned subsidiary VIP Systems, Inc., which is a home automation and video surveillance solutions firm.

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

We are engaged in the design, production and sale of security system for homeland security applications as well as home automation and video surveillance systems, including highly sophisticated marine video surveillance applications.  It is our intent to grow through the continued development and marketing of this new and innovative technology.

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

During 2007, we were acting as a consultant for URS Washington Group International to develop power energy business opportunities in the Russian Federation.  Currently, we continue developing market strategies for URS Washington Group International in this area.

PROJECTS

During 2005-2006, we completed several security installations at Marriott Hotel Group properties in Texas, Florida and Louisiana.   Our marketing efforts with the Marriott Hotels allowed us to secure contracts to install video surveillance systems in several Marriott Hotels in Florida and Texas.  We are now working on much larger proposals for their new “under construction” hotels.

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

During 2007, we invested in our Florida operation and hired additional sales force in Florida.   As a result, we have ongoing negotiations with several hi-rise condo developers in Miami, Florida to market our technology solutions to new hi-rise condo communities in Florida.  We also received contracts to install home automation systems in high-end homes in the area and we will continue to work on installation projects with several hotels in the area.

We are bidding on several hi-rise commercial building projects in Florida and believe that our efforts will bring contracts to provide CCTV/automation solutions for these projects.  We believe our Florida operations are positioned to bring substantial revenue for the company.

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

We are also actively involved in Houston hotels installation projects, predominantly Marriott Hotels as well as upscale residential projects in Houston.

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

Other International Projects

We are currently bidding on a full security solution project in Equatorial Guinea for Marathon Oil Company.  During 2007, we visited Equatorial Guinea and surveyed a future job site.  As a result, we became very familiar with the project and believe we can complete should we be awarded the project.  We are also currently considering alliances with several companies in the Middle East to capitalize on the rapid growth in the region.
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

GOING CONCERN CONSIDERATION

Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $131,413during the three months ended March 31, 2008. We also had negative cash flows from operations of $106,910 during the three months ended March 31, 2008. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

•	Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

•	Our ability to acquire or internally develop viable businesses; and

•	Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations.

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

Recurring losses have resulted in an accumulated deficit of $11,245,061 on March 31, 2008. Revenues for the three months ended March 31, 2008 were $90,687 compared to revenues of $136,788 for the three months ended March 31, 2007. The decrease in revenue is mainly because at the end of the quarter, we were not able to recognize revenues on uncompleted major long term projects.

Our losses were attributable primarily to the developmental stage of our business. Our new focus has resulted in our further development of VIP Systems(TM) that we feel will improve our operating results.  Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

COMPETITION

There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We can not give any assurances that we will be able to successfully compete in this market.

THE THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

During the three months ended March 31, 2008, our revenues were $90,687 as compared to $136,788 for the three months ended March 31, 2007 because we were unable to recognize revenues on uncompleted major long term projects.

During the three months ended March 31, 2008, selling, general and administrative expenses decreased by $192,874 or 54% to $162,535 as compared to the three months ended March 31, 2007. This decrease was mainly attributable to decreased issuance of stock options which resulted in decreased charges to stock and option compensation expense, a decrease in travel and entertainment expense partially offset by an increase in rent and personnel related expenses.

During the three months ended March 31, 2008, we had a net loss of $131,413 as compared to a net loss of $313,669 in the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had cash resources of $7,772. We estimate that during the three months ending June 30, 2008, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We believe that our revenue-producing operations will expand. Such an expansion of operations will require funding for pending contracts.  We anticipate raising additional capital through the sale of our stock or through borrowing.  Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2008 if funds are available: $100,000 for continued development of our home automation and video security business and $250,000 for marketing expenses.

During the three months ended March 31, 2008, we received $5,000 cash from the sale of our securities and $54,000 on exercise of option to purchase 900,000 shares offset by reduction of principal and interest on promissory notes to Mr. Genin, our chief executive officer.

During 2008, we obtained loans from Alex Genin, our Chief Executive Officer and Acting Chief Financial Officer and companies controlled or related to him.  Mr. Genin is a significant stockholder of the company.  The following is a summary of all the loan transactions through March 31, 2008

United Capital Group, a company controlled by Alex Genin, our chief executive officer has several loans outstanding under 14 separate promissory notes bearing 8% interest rate and maturing between March 2009 and December 2010.  None of these notes were collateralized. As of March 31, 2008, the total principal amount due on all notes to United Capital Group is $198,983.

During 2008, Alex Genin, our chief executive officer, made several loans to us under four separate promissory notes for a total principal amount of $35,000 which bear interest at the rate between 0% and 8% and which are due between January 2010 and February 2011.  No interest has been imputed due to the immateriality of the amount. Three promissory notes originally due March 2008 bearing 7% interest for a total principal amount of $8,000 were extended three years. Seven promissory notes due between February 2008 and October 2008 were offset by an option Mr. Genin exercised in January 2008.  The total principal and interest paid on these notes are $43,790 and $10,210 respectively.  A $9,000 note originally made in October 2007 was partially paid.  The remaining balance on this note is $2,000.  None of these notes were collateralized.  As of March 31, 2008, the total principal amount due on all notes to Alex Genin is $248,600.

During 2008, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under an $18,000 promissory note which bear interest at the rate of 7% and which is due February 2011. During the same period, five notes maturing between January 2008 and March 2008 for a total principal amount of $68,000 which bear interest at the rate ranging between 6% and 7% were extended three years. None of these notes were collateralized. As of March 31, 2008, the total principal amount due on all notes to Eastern Credit Limited is $230,300.

During 2008, ECL Trading Co, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $14,500 promissory note bearing 8% interest and which is due February 2011.  This note was not collateralized.  As of March 31, 2008, the total principal amount due on all notes to ECL Trading is $14,500.

During 2008, First National Energy Corporation, a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $20,000 promissory note bearing 8% interest and which is due February 2010.  This note was not collateralized.  As of March 31, 2008, the total principal amount due on all notes to First National Energy Corporation is $20,000.

First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, has two outstanding promissory notes which bear interest at the rate of 8% and are due April 2009 and June 2010. None of these notes were collateralized.  As of March 31, 2008, the total principal amount due on all notes to First National Petroleum is $14,500.

During 2008, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $15,000 promissory note bearing 8% interest and which is due March 2011.  The notes to Pacific Commercial Credit were not collateralized.  As of March 31, 2008, the total principal amount due on all notes to Pacific Commercial Credit, Ltd. is $60,900.

Stromberg Development, Inc., a company owned by Alex Genin, our chief executive officer, has eight outstanding promissory notes made during 2007 which bear interest at the rate of 8% and are due in three years between April 2010 and September 2010. None of these notes were collateralized. As of March 31, 2008, the total principal amount due on all notes to Stromberg Development, Inc. is $42,300.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were effective in timely recording, processing, summarizing and reporting material information required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company.  We believe that each of these persons was knowledgeable about our operations and financial condition.

1.  During the three months ended March 31, 2008, we received $5,000 cash from an investor for a total sale of 25,000 shares of our restricted common stock.  An option to buy 900,000 shares was exercised by Alex Genin, our chief executive officer, at $0.06 for a total of $54,000.  This was applied towards principal and interest, $43,790 and $10,210 respectively, on notes to Mr. Genin.  The market value of these issuances ranged from $0.18 to $0.20 per share.

2.  During the three months ended March 31, 2008, we did not grant any options to purchase shares of common stock to employees.  An option to purchase up to 20,000 shares expired in the same period,

Item 3. DEFAULT UPON SENIOR SECURITIES

On March 24, 2006, we issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) to a sophisticated investor as a collateral for a note payable bearing interest of 0% and due on May 30, 2007. The agreement allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We are in default of this Note and an extension is under negotiation as of March 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital International, Inc.

Date: May 20 2008	By: /s/ Alex Genin
Alex Genin
Chief Executive Officer and
Acting Chief Financial Officer