Form 10-Q
period 2008-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2008-08-14
CIK 1072842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

SEC1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Number of shares outstanding as of the close of business on August 13, 2008:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	36,809,671

PART I - FINANCIAL INFORMATION

FIRST CAPITAL INTERNATIONAL, INC.
__________

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FIRST CAPITAL INTERNATIONAL, INC.

__________

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
__________

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$23,350	$3,972
Accounts receivable	31,619	54,823
Employee receivables	31,484	25,978
Due from related parties	4,445	3,892

Total assets	$90,898	$88,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Credit card obligations and line of credit	$159,439	$133,469
Accounts payable and accrued liabilities	177,870	113,150
Accrued interest payable to related parties	147,238	127,336
Current portion of notes payable to related parties	349,083	274,600
Convertible notes payable to related parties	50,000	50,000
Convertible notes payable	500,000	500,000
Deferred revenue	126,199	128,687
Total current liabilities	1,509,829	1,327,242

Notes payable to related parties, non-current	523,700	503,773

Total liabilities	2,033,529	1,831,015

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 share authorized; 4,500,000 shares issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,308,671 and 35,337,005 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	36,309	35,337
Additional paid-in capital	9,403,631	9,337,726
Accumulated deficit	(11,381,806)	(11,113,648)
Subscription receivable	(5,265)	(6,265)

Total stockholders’ deficit	(1,942,631)	(1,742,350)

Total liabilities and stockholders’ deficit	$90,898	$88,665

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 and 2007
__________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
System sales	$209,785	$62,458	$286,472	$199,246
Consulting services	-	-	14,000	-

Total revenue	209,785	62,458	300,472	199,246

Costs of sales:
Cost of systems	143,526	36,986	181,074	116,621
Cost of consulting services	-	-	2,800	-

Total cost of sales	143,526	36,986	183,874	116,621

Gross Margin	66,259	25,472	116,598	82,625

Selling, general and administrative expenses	181,918	180,419	344,455	535,828

Loss from operations	(115,659)	(154,947)	(227,857)	(453,203)

Other expense:
Interest expense	(21,084)	(16,039)	(40,301)	(31,452)

Net loss	$(136,743)	$(170,986)	$(268,158)	$(484,655)

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	36,289,661	32,943,506	36,118,827	32,903,533

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2008
__________

	Preferred Stock		Common Stock					Total
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stock- Holders’ Deficit

Balance at December 31, 2007	4,500,000	$4,500	35,337,005	$35,337	$9,337,726	$(6,265)	$(11,113,648)	$(1,742,350)

Common stock issued for cash	-	-	71,666	72	9,528	-	-	9,600

Amortization of employee option compensation	-	-	-	-	3,277	-	-	3,277

Common stock issued as repayment of loan	-	-	900,000	900	53,100	-	-	54,000

Payment of subscription receivable	-	-	-	-	-	1,000	-	1,000

Net loss	-	-	-	-	-	-	(268,158)	(268,156)

Balance at June 30, 2008	4,500,000	$4,500	36,308,671	$36,309	$9,403,631	$(5,265)	$(11,381,806)	$(1,942,629)

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
2008 and 2007
__________

	June 30,	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(268,158)	$(484,655)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	3,277	231,619
Changes in operating assets and liabilities:
Accounts and Employee receivable	17,698	(38,632)
Inventory	-	3,381
Other current assets	(553)	-
Accounts payable and accrued liabilities	120,802	91,075
Deferred income	(2,488)	-
Net cash used in operating activities	(129,422)	(197,212)

Cash flows from financing activities:
Payments of notes payable and long-term debt to related party	(17,800)	-
Proceeds from notes payable and long-term debt to related party	156,000	71,000
Proceeds from sale of common stock	10,600	41,360
Net cash provided by financing activities	148,800	112,360

Net increase/(decrease) in cash and cash equivalents	19,378	(84,852)

Cash and cash equivalents, beginning of period	3,972	95,138

Cash and cash equivalents, end of period	$23,350	$10,286

Supplemental disclosure of cash flow information:

Cash paid for interest	$10,852	$6,587

Cash paid for taxes	$-	$-

Supplimental disclosure of non cash investing and financing activities:

Cashless exercise of options	$54,000	$-

Reduction of related party note in connection with option exercise	$43,790	$-

Reduction of accrued interest in connection with option exercise	$10,210	$-

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

2.     Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered losses of $268,158 for the six months ended June 30, 2008, has an accumulated deficit of $11,381,806 and a working capital deficit of $1,418,931 at June 30, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

3.     Convertible Note Payable

On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3  reverse split) to a sophisticated investor as collateral for note payable bearing 0%  interest due on May 30, 2007. The agreement allowed the investor to dispose of the shares, in part or full, prior to May 30, 2007.  The proceeds from any such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We are in default of this Note and a lawsuit has been formally filed.  An extension is still under negotiation as of June 30, 2008.

4.     Notes Payable to Related Parties

During the six months ended June, 2008, the Company issued the following notes to related parties:

During 2008, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $44,000 which bear interest at the rate between 0% and 8% and which are due between January 2010 and April 2011.  No interest has been imputed due to the immateriality of the amount. Three promissory notes originally due March 2008 bearing 7% interest for a total principal amount of $8,000 were extended three years. Seven promissory notes due between February 2008 and October 2008 were offset by an option Mr. Genin exercised in January 2008.  The total principal and interest paid on these notes are $43,790 and $10,210 respectively.  A $9,000 note originally made in October 2007 was paid off.  None of these notes were collateralized.

During 2008, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under an $18,000 promissory note which bear interest at the rate of 7% and which is due February 2011. During the same period, five notes maturing between January 2008 and March 2008 for a total principal amount of $68,000 which bear interest at the rate ranging between 6% and 7% were extended three years. A promissory note originally made in August 2006 bearing 8% interest for a total principal amount of $1,000 was paid off.  None of these notes were collateralized.

During 2008, ECL Trading Co, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $14,500 promissory note bearing 8% interest and which is due February 2011.  A partial payment in the amount of $4,000 was made on this note.  This note was not collateralized.

During 2008, First National Energy Corporation, a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $20,000 promissory note bearing 8% interest and which is due February 2010.  A partial payment in the amount of $2,000 was made on this note.  This note was not collateralized.

During 2008, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, made loans to us under five separate promissory notes for a total principal amount of $41,500 bearing 8% interest and which are due between March and May 2011.  These notes were not collateralized.

During 2008, a promissory note for $1,800 to Stromberg Development, a company owned by Alex Genin, our chief executive officer, was paid off.

In May 2008, one other director made a short term loan to us for a total principal amount of $18,000 bearing 6% interest and which is due in 2008.  This loan was not collateralized.

5.     Stock and Option Transactions

During the six months ended June 30, 2008, the company sold 71,666 shares of restricted common stock to an investor for $9,600 based on the trading value of the stock on the date of sale. An option to purchase 900,000 shares was exercised by one of its directors for the value of the stock on the date of issue for proceeds of $54,000.  The proceeds were then used to pay down the note payable and accrued interest to the director. Four options to purchase up to 260,000 shares expired.  The company granted eight options to purchase up to 1,130,000 shares at $0.06 per share to its employees during the same period.  These options are exercisable effective May 1, 2010 through July 1, 2010 contingent upon the employees still being employed at the exercise date. For the six months ended June 30, 2008, the Company had stock based compensation expense of $3,277.

6.     Subsequent Events

During July 2008, the company sold 501,000 shares of restricted common stock to investors for $59,000 approximating the trading value of the stock on the sale date.

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

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date.  We recognized $3,277 stock-based compensation cost in the three months ended June 30, 2008 for the options and there were 0 shares of restricted stock issued to employees and others.

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

Projects in Florida

In March 2005, we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida.  We expect to finalize our system installation for this project during September to October 2008 and start some upsell activities.

During 2007, we invested in our Florida operation and hired additional sales force in Florida.   As a result, we have ongoing negotiations with several hi-rise condo developers in Miami, Florida to market our technology solutions to new hi-rise condo communities in Florida.  We also received contracts to install home automation systems in high-end homes in the area and we will continue to work on installation projects with several hotels in the area including Marriott Hotels and Doubletree Hotels.

We are bidding on several hi-rise commercial building projects in Florida and believe that our efforts will bring contracts to provide CCTV/automation solutions for these projects.  We believe our Florida operations are positioned to bring substantial revenue for the company.

Projects in Texas

We are bidding on several high-rise condominium projects in the Houston and Miami area. As a result, we signed an initial contract in August 2007 with a new luxury high-rise complex in Houston to install security solution as well as to design for the owners a new state-of-the-art “Concierge” Digital Living Automation software.  This has created new opportunities for our home automation solutions.   We are currently working on the software design and planning to invest in marketing the “Concierge” concept into other regions.  This hi-rise condo project will also be a good source for the company’s revenue through upsell activities.

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

Since December 2006, we have been working with URS, Washington Group Division, a U.S. construction/defense company, to bring them opportunities for large projects in Russia.  Washington Group is in the final negotiation stage with First National Energy Corporation to build two new power plants in St. Petersburg, Russia as well as several other gas generation and electrical power plants in the Moscow region.  In May 2007, we signed a teaming agreement with URS, Washington Group Division specifying that, if such contracts are obtained, we will have exclusive rights to provide the design and installation of video security systems, fire security systems and IT systems for these projects.  These projects are currently in the funding stage and upon successful funding of these projects, we expect to receive contracts relating to security design and installation.

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

Trade Shows

To build awareness and demand for our VIP Systems, we have participated in a number of key trade shows, including:

●	International Security Conference in Brussels, Belgium in February 2007;

●	International Anti-Terrorist Security Conference in Moscow, Russia in November 2006;

●	Port of Houston Homeland Security Demonstration event using US Merchant Fleet ship – “New challenges for Port Security” in Houston, Texas in May 2006;

●	Houston Apartment Association Show in Houston, Texas in April 2006;

●	International Security Conference in Brussels, Belgium in February 2006;

●	US Department of Homeland Security Exhibit in Washington, DC in March 2005;

●	US Trade Mission and exhibit in Moscow, Russia in February 2005;

GOING CONCERN CONSIDERATION

Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $268,158 during the six months ended June 30, 2008. We also had negative cash flows from operations of $192,422 during the six months ended June 30, 2008. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

●	Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

●	Our ability to acquire or internally develop viable businesses; and

●	Our ability to ultimately achieve profitability and cash flows from operations in amounts that would sustain our operations.

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

Recurring losses have resulted in an accumulated deficit of $11,381,806 on June 30, 2008. Revenues for the six months ended June 30, 2008 were $300,472 compared to revenues of $199,246 for the three months ended June 30, 2007. The increase in revenue is mainly attributable to recognition of revenues on completed major long term projects during the second quarter ending June 30, 2008.

Our losses were attributable primarily to the developmental stage of our business. Our new focus has resulted in our further development of VIP Systems(TM) that we feel will improve our operating results.  Although we believe that our revenues will increase, and that we will ultimately be profitable, we can provide no assurance that profitability will occur.

COMPETITION

There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We cannot give any assurances that we will be able to successfully compete in this market.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

During the three months ended June 30, 2008, our revenues were $209,785 as compared to $62,458 for the three months ended June 30, 2007 because we were able to recognize revenues on completed major long term projects.

During the three months ended June 30, 2008, selling, general and administrative expenses increased slightly by $1,500 or 1% to $181,918 as compared to the three months ended June 30, 2007. This was mainly attributable to a decrease in payroll expenses, decreased charges to stock and option compensation expense offset by increases in rent, contracted and professional services and materials and supplies  expenses.

During the three months ended June 30, 2008, we had a net loss of $136,746 as compared to a net loss of $170,972 in the three months ended June 30, 2007.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

During the six months ended June 30, 2008, our revenues were $300,472 as compared to $199,246 for the six months ended June 30, 2007, due to our marketing activities.

During the six months ended June 30, 2008, selling, general and administrative expenses decreased by $191,375 or 36% to $344,453 as compared to the six months ended June 30, 2007. The net decrease was mainly attributable to decreased  issuance of options to employees and management which resulted in decreased charges to compensation expense and decreased travel and entertainment expenses partially offset by an increase in professional fees and rent expenses.

During the six months ended June 30, 2008, we had a net loss of $268,158 as compared to a net loss of $484,638 in the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had cash resources of $23,350. We estimate that during the three months ending September 30, 2008, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We believe that our revenue-producing operations will expand. Such an expansion of operations will require funding for pending contracts.  We anticipate raising additional capital through the sale of our stock or through borrowing.  Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2008 if funds are available: $100,000 for continued development of our home automation and video security business and $250,000 for marketing expenses.

During the six months ended June 30, 2008, we received $9,600 cash from the sale of our securities and $1,000 in subscription receivables.

During 2008, we obtained loans from Alex Genin, our Chief Executive Officer and Acting Chief Financial Officer and companies controlled or related to him.  Mr. Genin is a significant stockholder of the company.  The following is a summary of all the loan transactions through June 30, 2008.

United Capital Group, a company controlled by Alex Genin, our chief executive officer has several loans outstanding under 14 separate promissory notes bearing 8% interest rate and maturing between March 2009 and December 2010.  None of these notes were collateralized. As of June 30, 2008, the total principal amount due on all notes to United Capital Group is $198,983.

During 2008, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $44,000 which bear interest at the rate between 0% and 8% and which are due between January 2010 and April 2011.  No interest has been imputed due to the immateriality of the amount. Three promissory notes originally due March 2008 bearing 7% interest for a total principal amount of $8,000 were extended three years. Seven promissory notes due between February 2008 and October 2008 were offset by an option Mr. Genin exercised in January 2008.  The total principal and interest paid on these notes are $43,790 and $10,210 respectively.  A $9,000 note originally made in October 2007 was paid off.  None of these notes were collateralized.  As of June 30, 2008, the total principal amount due on all notes to Alex Genin is $255,600.

During 2008, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under an $18,000 promissory note which bear interest at the rate of 7% and which is due February 2011. During the same period, five notes maturing between January 2008 and March 2008 for a total principal amount of $68,000 which bear interest at the rate ranging between 6% and 7% were extended three years.  A promissory note originally made in August 2006 bearing 8% interest for a total principal amount of $1,000 was paid off.  None of these notes were collateralized. As of June 30, 2008, the total principal amount due on all notes to Eastern Credit Limited is $229,300.

During 2008, ECL Trading Co, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $14,500 promissory note bearing 8% interest and which is due February 2011.  A partial payment in the amount of $4,000 was made on this note.  This note was not collateralized.  As of June 30, 2008, the total principal amount due on all notes to ECL Trading is $10,500.

During 2008, First National Energy Corporation, a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $20,000 promissory note bearing 8% interest and which is due February 2010.  A partial payment in the amount of $2,000 was made on this note.  This note was not collateralized.  As of June 30, 2008, the total principal amount due on all notes to First National Energy Corporation is $18,000.

First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, has two outstanding promissory notes which bear interest at the rate of 8% and are due April 2009 and June 2010. None of these notes were collateralized.  As of June 30, 2008, the total principal amount due on all notes to First National Petroleum is $14,500.

During 2008, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, made loans to us under five separate promissory notes for a total principal amount of 41,500 bearing 8% interest and which are due between March and May 2011.  These notes were not collateralized.  As of June 30, 2008, the total principal amount due on all notes to Pacific Commercial Credit, Ltd. is $87,400.

Stromberg Development, Inc., a company owned by Alex Genin, our chief executive officer, had eight outstanding promissory notes made during 2007 which bear interest at the rate of 8% and are due in three years between April 2010 and September 2010.  A promissory note for $1,800 was paid off in June 2008.  None of these notes were collateralized. As of June 30, 2008, the total principal amount due on all notes to Stromberg Development, Inc. is $40,500.

In May 2008, one other director made a short term loan to us for a total principal amount of $18,000 bearing 6% interest and which is due in 2008.  This loan was not collateralized.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

On May 27, 2008, a lawsuit was filed against us by Virage Consulting at the US Southern District Court of New York.  The issue arises from an option to purchase 2,500,000 shares of our company for $500,000 by Virage Consulting in 2006.  The core issue was regarding the rights of Virage Consulting to purchase share transaction with a subsequent promissory note from the company as a secondary collateral for the purchased shares.  However, Virage Consulting decided to exercise its option to convert and purchased the shares.  The shares were issued and delivered to Virage Consulting at their request.  We are currently still in negotiation with Virage Consulting attorneys.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2008, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company.  We believe that each of these persons was knowledgeable about our operations and financial condition.

1.  During the six months ended June 30, 2008, we received $9,600 cash from an investor for a total sale of 71,666 shares of our restricted common stock and $1,000 in subscription receivables.  The market value of these issuances ranged from $0.06 to $0.12 per share.

2.  During the six months ended June 30, 2008, we granted eight options to purchase up to 1,130,000 shares of common stock to employees.  Four options to purchase up to 260,000 shares expired in the same period,

Item 3.    DEFAULT UPON SENIOR SECURITIES

On March 24, 2006, we issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) to a sophisticated investor as a collateral for a note payable bearing interest of 0% and due on May 30, 2007. The agreement allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We are in default of this note and a formal lawsuit has been filed by Virage Consulting as described above in Item 1. An extension is still under negotiation as of June 30, 2008.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

None

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

First Capital International, Inc.

Date:	August 14, 2008	By:	/s/ Alex Genin
Alex Genin
Chief Executive Officer and
Acting Chief Financial Officer and
Principal Financial Officer