Form 10-Q
period 2008-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2008-11-14
CIK 1072842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchanged Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding as of the close of business on November 14, 2008:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	36,809,671

FIRST CAPITAL INTERNATIONAL, INC.

__________

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,102	$3,972
Accounts receivable	31,535	54,823
Employee receivables	40,499	25,978
Due from related parties	5,398	3,892

Total assets	$79,534	$88,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Credit card obligations and line of credit	$152,631	$133,469
Bank overdraft	13,023	-
Accounts payable and accrued liabilities	169,888	113,150
Accrued interest payable to related parties	162,478	127,336
Current portion of notes payable to related parties	250,079	274,600
Convertible notes payable to related parties	50,000	50,000
Convertible notes payable	500,000	500,000
Deferred revenue	82,038	128,687
Total current liabilities	1,380,137	1,327,242

Notes payable to related parties, non-current	612,916	503,773

Total liabilities	1,993,053	1,831,015

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,500,000 shares issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,809,671 and 35,337,005 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	36,810	35,337
Additional paid-in capital	9,471,961	9,337,726
Accumulated deficit	(11,426,790)	(11,113,648)
Subscription receivable	-	(6,265)

Total stockholders’ deficit	(1,913,519)	(1,742,350)

Total liabilities and stockholders’ deficit	$79,534	$88,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2008 and 2007
__________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
System sales	$228,436	$148,880	$514,908	$348,126
Consulting services	-	-	14,000	-

Total revenue	228,436	148,880	528,908	348,126

Costs of sales:
Cost of systems	76,647	67,886	257,721	184,507
Cost of consulting services	-	-	2,800	-

Total cost of sales	76,647	67,886	260,521	184,507

Gross Margin	151,789	80,994	268,387	163,619

Selling, general and administrative expenses	176,468	212,059	520,923	747,887

Loss from operations	(24,679)	(131,065)	(252,536)	(584,268)

Other expense:
Interest expense	(20,305)	(18,110)	(60,606)	(49,562)

Net loss	$(44,984)	$(149,175)	$(313,142)	$(633,830)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding	36,775,617	33,358,617	36,207,212	33,056,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2008
__________

	Preferred Stock		Common Stock		Additional	Subscrip-		Total Stock-
	Shares	Amount	Shares	Amount	Paid-In Capital	tion Receivable	Accumulated Deficit	Holders’ Deficit
Balance at December 31, 2007	4,500,000	$4,500	35,337,005	$35,337	$9,337,726	$(6,265)	$(11,113,648)	$(1,742,350)
Common stock issued for cash	-	-	447,666	448	56,152	-	-	56,600
Amortization of employee option compensation	-	-	-	-	13,108	-	-	13,108
Common stock issued as repayment of loan	-	-	1,025,000	1,025	64,975	-	-	66,000
Payment of subscription receivable	-	-	-	-	-	6,265	-	6,265
Net loss	-	-	-	-	-	-	(313,142)	(313,142)
Balance at September 30, 2008	4,500,000	$4,500	36,809,671	$36,810	$9,471,961	$-	$(11,426,790)	$(1,913,519)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
2008 and 2007
	September 30,	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(313,142)	$(633,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	13,108	238,821
Changes in operating assets and liabilities:
Accounts and Employee receivable	8,767	(19,572)
Inventory	-	30,013
Other current assets	(1,506)	-
Accounts payable, credit card payables, and accrued liabilities	134,275	107,344
Deferred income	(46,649)	-
Net cash used in operating activities	(205,147)	(277,224)

Cash flows from financing activities:
Payments of notes payable and long-term debt to related party	(84,933)	(4,786)
Proceeds from notes payable and long-term debt to related party	225,345	77,000
Proceeds from sale of common stock	62,865	118,160
Net cash provided by financing activities	203,277	190,374

Net increase/(decrease) in cash and cash equivalents	(1,870)	(86,850)

Cash and cash equivalents, beginning of period	3,972	95,138
Cash and cash equivalents, end of period	$2,102	$8,288

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,254	$12,017
Cash paid for taxes	$-	$-
Supplemental disclosure of non cash investing and financing activities:

Cashless exercise of options	$54,000	$-
Cashless stock purchase	12,000	$-
Reduction of loan in connection with stock purchase	$16,765	$-
Reduction of related party note in connection with option exercise	$43,790	$-
Reduction of accrued interest in connection with option exercise	$10,210	$-

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

The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of First Capital International, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, the unaudited consolidated financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary VIP Systems, Inc. after elimination of all significant intercompany accounts and transactions.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered losses of $313,142 for the nine months ended September 30, 2008, has an accumulated deficit of $11,426,790 and a working capital deficit of $1,300,603 at September 30, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

3.	Convertible Note Payable

On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) to a sophisticated investor as collateral for note payable bearing 0% interest due on May 30, 2007. The agreement allowed the investor to dispose of the shares, in part or full, prior to May 30, 2007.  The proceeds from any such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007 and is in default.  A lawsuit had been filed regarding this transaction.  The company believes the note effectively became null and void and that the note is no longer valid since the sophisticated investor accepted and kept the shares in lieu of this note.

This case will be vigorously pursued.  We do not expect any losses from this lawsuit except for the legal fees of approximately $20,000 we will incur regarding this case.

4.         Notes Payable to Related Parties

During the nine months ended September 30, 2008, the Company issued the following notes to related parties:

During 2008, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $44,000 which bear interest at the rate between 0% and 8% and which are due between January 2010 and April 2011.  No interest has been imputed due to the immateriality of the amount.

Five promissory notes originally due in 2008 bearing interest between 6% and 7% for a total principal amount of $111,200 were extended between three and five years. Seven promissory notes due between February 2008 and October 2008 were offset by an option Mr. Genin exercised in January 2008.  The total principal and interest paid on these notes are $43,790 and $10,210 respectively.  Four promissory notes with a total principal amount of $36,000 were paid off.  None of these notes were collateralized.

During 2008, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under an $18,000 promissory note which bear interest at the rate of 7% and which is due February 2011. During the same period, eleven notes maturing between January 2008 and October 2008 for a total principal amount of $100,500 which bear interest at the rate ranging between 6% and 7% were extended between three and four years. Two promissory notes originally made in October 2004 and August 2006 bearing 8% interest for a total principal amount of $3,000 were paid off.  A promissory note bearing 8% interest for a total principal amount of $18,000 to First National Energy Corporation, a company controlled by Alex Genin, was re-assigned to Eastern Credit Limited, Inc. in July 2008.  None of these notes were collateralized.

During 2008, ECL Trading Co, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $14,500 promissory note bearing 8% interest and which is due February 2011.  A partial payment in the amount of $6,500 was made on this note.  This note was not collateralized.

During 2008, First National Energy Corporation, a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $20,000 promissory note bearing 8% interest and which is due February 2010.  A partial payment in the amount of $2,000 was made on this note.  The remaining balance of $18,000 on this note was re-assigned to Eastern Credit Limited, Inc., a company controlled by Alex Genin.

During 2008, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, made loans to us under five separate promissory notes for a total principal amount of $41,500 bearing 8% interest and which are due between March and May 2011.  These notes were not collateralized.

During 2008, three promissory notes for a total principal amount of $9,300 to Stromberg Development, a company owned by Alex Genin, our chief executive officer, were paid off.

In May 2008, one other director made a short term loan to us for a total principal amount of $18,000 bearing 6% interest and which is due in 2008.  This loan was not collateralized.

5.	Stock and Option Transactions

During the nine months ended September 30, 2008, the company sold 447,666 shares of restricted common stock for $56,600.  A $12,000 short term loan to the company was used by an investor to purchase 125,000 restricted common shares.  These transactions were within the stock’s trading range on the date of sale. An option to purchase 900,000 shares was exercised by one of its directors for the value of the stock on the date of issue for proceeds of $54,000.  The proceeds were then used to pay down the note payable and accrued interest to the director. Eleven options to purchase up to 345,000 shares expired.  The company granted eight options to purchase up to 1,130,000 shares at $0.06 per share to its employees during the same period.  These options are exercisable effective May 1, 2010 through July 1, 2010 contingent upon the employees still being employed at the exercise date. For the nine months ended September 30, 2008, the Company had stock based compensation expense of $13,108 related to the issuance of these options. The fair market value of the eight options is $78,584. The stock based compensation expense is calculated over the two year vesting period using a term of 2 years, volatility of 379.94%, and risk-free rate of 2.40%.

6.        Subsequent Events

In October 2008, the company and its CEO have been named as parties to a lawsuit by an investor alleging impropriety and fraud in a recent stock transaction involving the purchase of 376,000 shares of the company stock for $47,000.  We consider this to be a meritless lawsuit and are planning to go for the summary judgment to request to dismiss this legal proceeding.

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

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date.  We recognized $9,831 stock-based compensation cost in the three months ended September 30, 2008 for the options and there were 0 shares of restricted stock issued to employees and others.

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

Projects in Florida

In March 2005, we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida.  We’re currently conducting upsell marketing efforts and have been able to secure upsell option for 40% of the development.

We are bidding on several hi-rise commercial building projects in Florida and believe that our efforts will bring contracts to provide CCTV/automation solutions for these projects.  We believe our Florida operations are positioned to bring substantial revenue for the company.

Projects in Texas

We are bidding on several high-rise condominium projects in the Houston area. As a result, we signed an initial contract in August 2007 with a new luxury high-rise complex in Houston to install security solution as well as to design for the owners a new state-of-the-art “Concierge” Digital Living Automation software.  This has created new opportunities for our home automation solutions.   We started marketing the “Concierge” concept into other regions and are working on several proposals.  This hi-rise condo project will also be a good source for the company’s revenue through upsell activities.

We are also actively involved in Houston hotels installation projects, predominantly Marriott Hotels as well as upscale residential projects in Houston.

We are considering launching our “Concierge” software platform nationwide.  We have numerous discussions with integrators and hi-rise management companies that showed interest in purchasing our concierge platform.  As a result, we are developing strategies for selling and marketing the “Concierge” platform nationwide.

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

We are working with a marketing company in Kuwait to become our representative in the middle east in order to penetrate highly lucrative market in Dubai.

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

GOING CONCERN CONSIDERATION

Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $313,142 during the nine months ended September 30, 2008. We also had negative cash flows from operations of $205,147 during the nine months ended September 30, 2008. These factors and our history of recurring losses raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

Recurring losses have resulted in an accumulated deficit of $11,426,790 on September 30, 2008. Revenues for the nine months ended September 30, 2008 were $528,908 compared to revenues of $348,126 for the nine months ended September 30, 2007. The increase in revenue is the result of our marketing efforts with real estate developers and hotel chains.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

During the three months ended September 30, 2008, our revenues were $228,436 as compared to $148,880 for the three months ended September 30, 2007 because of our marketing efforts with real estate developers.

During the three months ended September 30, 2008, selling, general and administrative expenses decreased by $35,591 or 19% to $176,468 as compared to the three months ended September 30, 2007. This was mainly attributable to decreases in materials and personnel related expenses partially offset by an increase in contracted services.

During the three months ended September 30, 2008, we had a net loss of $44,984 as compared to a net loss of $149,175 in the three months ended September 30, 2007.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

During the nine months ended September 30, 2008, our revenues were $528,908 as compared to $348,126 for the nine months ended September 30, 2007, due to our marketing activities.

During the nine months ended September 30, 2008, selling, general and administrative expenses decreased by $226,964 or 31% to $520,923 as compared to the nine months ended September 30, 2007. The net decrease was mainly attributable to decreased issuance of options to employees and management which resulted in decreased charges to compensation expense, decrease in materials charges, personnel related expenses, travel and entertainment expenses partially offset by increases in contracted services, professional fees and rent expenses.

During the nine months ended September 30, 2008, we had a net loss of $313,142 as compared to a net loss of $633,830 in the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash resources of $2,102. We estimate that during the three months ending December 30, 2008, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We believe that our revenue-producing operations will expand. Such an expansion of operations will require funding for pending contracts.  We anticipate raising additional capital through the sale of our stock or through borrowing.  Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2008 if funds are available: $100,000 for continued development of our home automation and video security business and $250,000 for marketing expenses.

During the nine months ended September 30, 2008, we received $56,600 cash from the sale of our securities and $6,265 in subscription receivables.   A $12,000 short-term loan was subsequently converted into a stock purchase transaction.

During 2008, we obtained loans from Alex Genin, our Chief Executive Officer and Acting Chief Financial Officer and companies controlled or related to him.  Mr. Genin is a significant stockholder of the company.  The following is a summary of all the loan transactions through September 30, 2008.

United Capital Group, a company controlled by Alex Genin, our chief executive officer has several loans outstanding under 14 separate promissory notes bearing 8% interest rate and maturing between March 2009 and December 2010.  None of these notes were collateralized. As of September 30, 2008, the total principal amount due on all notes to United Capital Group is $198,983.

During 2008, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $44,000 which bear interest at the rate between 0% and 8% and which are due between January 2010 and April 2011.  No interest has been imputed due to the immateriality of the amount. Five promissory notes originally due in 2008 bearing interest between 6% and 7% for a total principal amount of $111,200 were extended between three and five years. Seven promissory notes due between February 2008 and October 2008 were offset by an option Mr. Genin exercised in January 2008.  The total principal and interest paid on these notes are $63,469 and $10,210 respectively.  Four promissory notes with a total principal amount of 36,000 were paid off.  None of these notes were collateralized.  As of September 30, 2008, the total principal amount due on all notes to Alex Genin is $209,000.

During 2008, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under an $18,000 promissory note which bear interest at the rate of 7% and which is due February 2011. During the same period, eleven notes maturing between January 2008 and October 2008 for a total principal amount of $100,500 which bear interest at the rate ranging between 6% and 7% were extended between three and four years.  Two promissory notes originally made in October 2004 and August 2006 bearing 8% interest for a total principal amount of $3,000 were paid off.  A promissory note bearing 8% interest for a total principal amount of $18,000 to First National Energy Corporation, a company controlled by Alex Genin, was re-assigned to Eastern Credit Limited, Inc. in July 2008.  None of these notes were collateralized. As of September 30, 2008, the total principal amount due on all notes to Eastern Credit Limited is $245,300.

During 2008, ECL Trading Co, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $14,500 promissory note bearing 8% interest and which is due February 2011.  A partial payment in the amount of $6,500 was made on this note.  This note was not collateralized.  As of September 30, 2008, the total principal amount due on all notes to ECL Trading is $8,000.

During 2008, First National Energy Corporation, a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $20,000 promissory note bearing 8% interest and which is due February 2010.  A partial payment in the amount of $2,000 was made on this note.  The remaining balance of $18,000 on this note was re-assigned to Eastern Credit Limited, Inc., a company controlled by Alex Genin.

First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, has two outstanding promissory notes which bear interest at the rate of 8% and are due April 2009 and June 2010. None of these notes were collateralized.  As of September 30, 2008, the total principal amount due on all notes to First National Petroleum is $14,500.

During 2008, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, made loans to us under five separate promissory notes for a total principal amount of 41,500 bearing 8% interest and which are due between March and May 2011.  These notes were not collateralized.  As of September 30, 2008, the total principal amount due on all notes to Pacific Commercial Credit, Ltd. is $87,400.

Stromberg Development, Inc., a company owned by Alex Genin, our chief executive officer, had eight outstanding promissory notes made during 2007 which bear interest at the rate of 8% and are due in three years between April 2010 and September 2010.  During 2008, three promissory notes for a total principal amount of $9,300 were paid off.  None of these notes were collateralized. As of September 30, 2008, the total principal amount due on all notes to Stromberg Development, Inc. is $35,000.

In May 2008, one other director made a short term loan to us for a total principal amount of $18,000 bearing 6% interest and which is due in 2008.  This loan was not collateralized.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We have identified the following material weakness.

As of September 30, 2008, we did not maintain effective controls over bank reconciliations and accrued liabilities.  Specifically, controls were not designed and in place to ensure that bank accounts were properly reconciled and liabilities were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

On May 27, 2008, a lawsuit was filed against us by Virage Consulting at the US Southern District Court of New York.  The issue arises from a promissory note with an option to purchase 2,500,000 shares (or 833,334 shares after a 1-for-3 reverse split) of our company for $500,000 by Virage Consulting in 2006 to expire in May, 2007.  However, Virage Consulting decided to exercise its option to convert and purchased the shares.  The shares were issued and delivered to Virage Consulting at their request.  The agreement allowed the investor to dispose of the shares, in part or in full prior to May, 2007.  The proceeds from any such disposal would have reduced the principal balance of $500,000.  We believe the note effectively became null and void when Virage Consulting accepted the shares in April 2006. We are currently still in negotiations with Vintage Consulting’s attorneys.

On October 8, 2008 an investor named the company and Alex Genin, our chief executive officer, parties to a lawsuit filed in the 295th Judicial District Court of Harris County, Texas alleging impropriety and fraud in a recent stock purchase. We consider this to be a meritless lawsuit and are planning to go for the summary judgment to request to dismiss this legal proceeding.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2008, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company.  We believe that each of these persons was knowledgeable about our operations and financial condition.

1.  During the nine months ended September 30, 2008, we received $56,600 cash from an investor for a total sale of 447,666 shares of our restricted common stock and $6,265 in subscription receivables.  The market value of these issuances ranged from $0.06 to $0.125 per share.  A $12,000 short term loan to the company was used by an investor to purchase 125,000 restricted common shares.

2.  During the nine months ended September 30, 2008, we granted eight options to purchase up to 1,130,000 shares of common stock to employees.  Eleven options to purchase up to 345,000 shares expired in the same period,

Item 3.    DEFAULT UPON SENIOR SECURITIES

On March 24, 2006, we issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) to a sophisticated investor as a collateral for a note payable bearing interest of 0% and due on May 30, 2007. The agreement allowed the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  A formal lawsuit had been filed by Virage Consulting as described above in Item 1.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS

Exhibit 31.1 and 31.2 - Certification of Chief Executive Officer and Acting Chief Financial Officer of First Capital International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 and 32.2 - Certification of Chief Executive Officer and Acting Chief Financial Officer of First Capital International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Capital International, Inc.

Date: November 14, 2008	By: /s/ Alex Genin
Alex Genin
Chief Executive Officer and
Acting Chief Financial Officer and
Principal Financial Officer