Form 10-K
period 2008-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2009-03-31
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

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

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sec.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The Issuer's revenues for the year ended December 31, 2008 were $895,146.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 27, 2009, was $870,060.  As of March 27, 2009, there were 36,809,671 shares of common stock outstanding.

PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENT AND INFORMATION

We are including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company's management to operate on a global basis; the ability of the Company to effectuate and successfully operate acquisitions, and new operations; the ability of the Company to obtain acceptable forms and amounts of financing to fund current operations and planned acquisitions; the political, economic and military climate in nations where the Company may have interests and operations; the ability to engage the services of suitable consultants or employees in foreign countries; and competition and the ever-changing nature of the home automation industry.  The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

References to First Capital International, Inc. in this Form 10-K include First Capital International, Inc. and our wholly-owned subsidiary VIP Systems, Inc., which is a home automation firm.

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

We are considering launching our “Concierge” software platform nationwide.  We have numerous discussions with integrators and hi-rise management companies that showed interest in purchasing our concierge platform.  As a result, we are developing strategies for selling and marketing the “Concierge” platform nationwide.  However, we’re anticipating a market slowdown in home automation due to the current national economic crisis.

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

New Developments

Due to the current economic crisis, we foresee instabilities and rise of domestic terrorism throughout the United States.  As a countermeasure company, we developed new business possibilities to provide a threat evaluation program for owners of condominium properties, commercial malls, office buildings and municipal facilities.

Our company had recently signed an agreement with Express Group, LLC to provide threat assessment services nationwide under the company’s umbrella.  The Cypress Group represents a pool of individuals predominantly composed of ex-law enforcement officers, i.e. ex-FBI/CIA and secret service operatives, with highly respected professional skills in the threat mitigation field.

We have also developed commercial application of the military technology allowing detection of homemade explosives throughout buildings, malls and hotels.

We believe this new product line will augment the company’s current security system and video surveillance product line and will greatly enhance our marketing position.

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

EMPLOYEES

As of March 27, 2009, we had 12 employees.  No employees are represented by a union.  We believe that our employee relations are good.

ITEM 1A. RISK FACTORS

GOING CONCERN RISK

During 2008 and 2007, we were dependent on debt and equity raised from individual investors and related parties to sustain our operations.  We incurred net losses of $383,789 and $905,601 during the years ended December 31, 2008 and 2007, respectively.  We also had significant negative cash flows from operations during each of the years ended December 31, 2008 and 2007.  These factors combined with the cash requirements inherent in our businesses raise substantial doubt about our ability to continue as a going concern.  See Note 2 to our Consolidated Financial Statements.  Our long-term viability as a going concern is dependent upon three key factors as follows:

 - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

 - Our ability to acquire or internally develop viable businesses; and

 - Our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations.

As a result of potential liquidity problems, our auditors have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2008 and 2007, indicating that substantial doubt exists concerning our ability to continue as a going concern.

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

We incurred net losses of $383,789 and $905,601 during the years ended December 31, 2008 and 2007, respectively.  Recurring losses have produced an accumulated deficit of $11,497,437 at December 31, 2008.  Total revenue for the year ended December 31, 2008 was $895,146, an increase of $304,606, which represents a 52% increase from 2007 amounts.  Our revenue increase was attributable primarily to direct marketing activities.

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

RISK OF DILUTION UPON CONVERSION OF OPTIONS

At March 27, 2009, we had outstanding a total of 1,020,000 options to purchase our common stock at exercise price of $.06 per share.  This price is near or below current market prices.  If exercises or conversions occur, current shareholders will be subject to an immediate dilution in per share net tangible book value.

EFFECT ON MARKET RELATED TO SHARES ELIGIBLE FOR FUTURE SALE

At March 27, 2009, we had approximately 36,809,671 outstanding shares, of which approximately 5,590,688 shares are free trading shares, and approximately 31,218,983 shares are restricted securities as that term is defined in the Securities Act of 1933.  Approximately 30,671,317 shares of our restricted common stock have been held for more than one year.  Approximately 6,437,170 have been held by non-affiliates for more than one year and may be sold subject to volume restrictions.  We can make no prediction as to the effect that resale of our restricted common stock, or the availability of such shares for sale, will have on market prices.  The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

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

CONTROL BY MANAGEMENT AND CONFLICT OF INTERESTS

As of March 27, 2009, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 64.4% of our outstanding common stock, including all warrants exercisable within 60 days.  This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders.  It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

ISSUANCE OF PREFERRED STOCK

We presently have authorized 20,000,000 shares of preferred stock, par value $.001 per share.  As of December 31, 2008 we had 4,500,000 shares of preferred stock outstanding.  The outstanding shares of preferred stock are convertible into approximately 29,430,000 shares of our common stock and are entitled to certain dividend rights.  The outstanding shares of preferred stock do not have any voting rights.  Our Board of Directors has the authority, without action or consent by the stockholders, to issue the authorized preferred stock in one or more series, to fix the number of shares in each series, and to determine the voting rights, preferences as to dividends and liquidation rights, conversion rights, and other rights of any series of preferred stock.  The shares of preferred stock could adversely affect the rights of the holders of common stock and could prevent holders of common stock from receiving a premium upon the sale of the common stock.  For example, an issuance of preferred stock could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over our common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock.

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

INTELLECTUAL PROPERTY

We seek patent protection on our core technologies, applications and improvements of these technologies and on related inventions that will help ensure our access to desired markets.  As of March 18, 2009, we owned one patent.  Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business.  Consistent with our business plans, we have focused since 2002 on building and protecting our patent estate in automation and remote management control.  Our issued patent has an expiration date of September 6, 2021.

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

ITEM 2.  PROPERTIES

Our principal executive offices are located at 5120 Woodway, Suite 9024, Houston, Texas 77056, in approximately 2,123 square feet of office space which is leased, on a 5-year contract basis expiring November 30, 2011 for $3,621 per month.  We believe that our offices are adequate for our present and future needs.

ITEM 3.  LEGAL PROCEEDINGS

On May 27, 2008, a lawsuit was filed against us by Virage Consulting at the US Southern District Court of New York.  The issue arises from a promissory note with an option to purchase 2,500,000 shares (or 833,334 shares after a 1-for-3 reverse split) of our company for $500,000 by Virage Consulting in 2006 to expire in May, 2007.  However, Virage Consulting decided to exercise its option to convert and purchased the shares.  The shares were issued and delivered to Virage Consulting at their request.  The agreement allowed the investor to dispose of the shares, in part or in full prior to May, 2007.  The proceeds from any such disposal would have reduced the principal balance of $500,000.  We believe the note effectively became null and void when Virage Consulting accepted the shares in April 2006. We have hired an attorney and proceeding accordingly. Currently, the principal balance remains on the books as a current note payable until an outcome can be reasonably determined.

On October 8, 2008 J.W. Rogers, an investor, named the company and Alex Genin, our chief executive officer, parties to a lawsuit filed in the 295th Judicial District Court of Harris County, Texas alleging impropriety and fraud in a recent stock purchase.  We consider this to be a meritless lawsuit and are planning to go for the summary judgment to request to dismiss this legal proceeding.

On December 19, 2008 a lawsuit was filed against VIP Systems and Alex Genin, our chief executive officer by Brodson Construction for breach of contract as a sub-contractor for approximately $34,000 including damages.  We consider this to be a frivolous lawsuit and have retained an attorney to counter sue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

QUARTER ENDED	HIGH	LOW
March 31, 2007	$0.12	$0.12
June 30, 2007	$0.15	$0.15
September 30, 2007	$0.55	$0.55
December 31, 2007	$0.20	$0.20

March 31, 2008	$0.11	$0.11
June 30, 2008	$0.07	$0.07
September 30, 2008	$0.15	$0.15
December 31, 2008	$0.07	$0.05

On March 27, 2009, the closing price on our common stock was $0.05 per share and at that date there were approximately 1,042 shareholders of record of our common stock.  Our transfer agent is OTC Stock Transfer, Inc., 321 East 2100 South, Salt Lake City, UT 84115; tel. (801) 485-555, fax (801) 486-0562.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	$	N/A	-0-
Equity compensation plans not approved by security holders	3,640,000		$0.05	159,550,329
Total	3, 640,000		$0.05	159,550,329

For information relating to the equity compensation plans reference is made to Footnote 9 to our Financial Statements, Stockholders' Equity - Stock Options

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2008, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions.  None of the transactions involved a public offering.  The Company believes that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company.  The Company believes that each of these persons were knowledgeable about the Company's operations and financial condition.

During the year ended December 31, 2008, we issued 447,666 shares of our common stock to investors for cash totaling $56,600, 125,000 shares as repayment of a $12,000 short term loan and 900,000 shares upon exercise of stock options valued at $54,000 paid for by a loan reduction and we received $6,265 in subscription receivables.  The market price for these issuances ranged between $0.06 to $0.20 per share.  The proceeds from these transactions were used to partially fund our operations.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The company entered into consulting services for power plant projects in Russia in 2007.  Revenue from these services were billed and recognized monthly.

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

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date.  We recognized $22,201 stock-based compensation cost in the year ended December 31, 2008 for the options and restricted stock issued to employees and others.

The following description of business, our financial position and our results of operations should be read in conjunction with our Financial Statements and the Notes to Financial Statements contained in this report on Form 10-K.

ANALYSIS OF FINANCIAL CONDITION

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

YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

During the year ended December 31, 2008, our revenue from continuing operations was $895,146 as compared to $590,540 for the year ended December 31, 2007.  Our revenue increase was attributable primarily to our marketing activities.

During the year ended December 31, 2008, cost of system sales increased by $186,875 to $465,820.  Operating and general expenses decreased to $708,721 from $742,635 as compared to the year ended December 31, 2007 due to decreases in payroll expense and business development partially offset by increases in contracted services and rent expense.

During the year ended December 31, 2008 and 2007 we recognized stock and share based compensation of $22,202 and $406,210, respectively.  The issuance of common stock and share based compensation to employees and officers significantly decreased in 2008.

During the year ended December 31, 2008, we had a net loss of $383,789 as compared to a net loss of $905,601 in the year ended December 31, 2007.  The decrease primarily relates to the expansion of our business operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had cash resources of $3,938.  We estimate that during the year 2009, our cash requirements will be approximately $720,000, or $180,000 per quarter.  We believe that we will have positive cash flow from operations in 2009 and our revenue-producing operations will expand significantly.  Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing.  Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

During 2008, an investor made two separate short term loans to us for a total principal amount of $55,235 bearing 5% interest and which are due in August and September 2009.  These loans are not collateralized.

During the year 2008, we raised $56,600 in cash from the sale of our securities and received $6,265 in subscription receivables.  We will ultimately need to produce enough positive cash flows from operations to meet our long-term capital needs.

We currently have no material commitments for capital expenditures for our U.S. operations.  We anticipate that the following expenditures will be made in 2009 if funds are available: $100,000 for continued development of our automation business; and $250,000 for marketing expenses.

During 2008 and 2007 the Company obtained loans (Note 4 of our Financial Statements) from Alex Genin, Eastern Credit Limited, Inc., and corporations, Mr. Genin controls.  Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer.  During 2008 and 2007, interest charged on notes payable to related parties were $63,353 and $52,636 respectively.

During 2008, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $44,000 which bear interest at the rate between 0% and 8% and which are due between January 2010 and April 2011.  No interest has been imputed due to the immateriality of the amount. Five of these notes with a total principal amount of $39,000 have been paid off.  Four promissory notes originally due in 2008 bearing interest between 6% and 7% for a total principal amount of $108,000 were extended between three and five years. Seven promissory notes due between February 2008 and October 2008 were offset by an option Mr. Genin exercised in January 2008.  The total principal and interest paid on these notes are $43,790 and $10,210 respectively.  Five promissory notes with a total principal amount of 32,200 were paid off.  None of these notes are collateralized.  As of December 31, 2008, the total principal amount due on all notes to Alex Genin is $193,400.

During 2008, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under an $18,000 promissory note which bear interest at the rate of 8% and which is due February 2011. During the same period, eleven notes maturing between January 2008 and December 2008 for a total principal amount of $104,000 which bear interest at the rate ranging between 6% and 7% were extended between three and four years.  Three promissory notes originally made in 2004 and 2006 bearing interest between 6% and 8% for a total principal amount of $4,500 were paid off.  A promissory note bearing 8% interest for a total principal amount of $18,000 to First National Energy Corporation, a company controlled by Alex Genin, was re-assigned to Eastern Credit Limited, Inc. in July 2008.  None of these notes are collateralized. As of December 31, 2008, the total principal amount due on all notes to Eastern Credit Limited is $243,800.

During 2008, ECL Trading Co, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $14,500 promissory note bearing 8% interest and which is due February 2011.  A partial payment in the amount of $6,500 was made on this note.  This note is not collateralized.  As of December 31, 2008, the total principal amount due on all notes to ECL Trading is $8,000.

During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, the company’s chief executive officer, made several loans under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which were due in April 2007 and June 2007.  These notes were extended to April 2009 and June 2010 respectively.  None of these notes are collateralized.  As of December 31, 2008, total principal amount due on all notes to First National Petroleum is $14,500.

During 2008, First National Energy Corporation, a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $20,000 promissory note bearing 8% interest and which is due February 2010.  A partial payment in the amount of $2,000 was made on this note.  The remaining principal balance of $18,000 was re-assigned to Eastern Credit Limited in July 2008.

During 2008, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, made loans to us under five separate promissory notes for a total principal amount of 41,500 bearing 8% interest and which are due between March and May 2011.  These notes are not collateralized.  As of December 31, 2008, the total principal amount due on all notes to Pacific Commercial Credit, Ltd. is $87,400.

During 2008, Stromberg Development, Inc., a company owned by Alex Genin, our chief executive officer, made two separate loans for a total principal amount of $9,000 which bear interest at the rate of 8% and are due in three years November and December 2011.  During the same period, three promissory notes for a total principal amount of $9,300 were paid off.  None of these notes were collateralized.  As of December 31, 2008, the total principal amount due on all notes to Stromberg Development, Inc., is $42,000.

During 2005, United Capital Group, a company controlled by Alex Genin, our chief executive officer, made several loans to the Company under 13 separate promissory notes bearing interest of 8%. The notes which were due in 2007 were extended three years.  One of these promissory notes maturing in November 2008 was extended three years.  A loan made in March 2004 with a remaining balance of $67,983 which was due in March 2009 was also extended three years.  None of these notes are collateralized.  As of December 31, 2008, total principal amount due on all notes to United Capital Group is $198,983.

In May 2008, one other director made a short term loan to us for a total principal amount of $18,000 bearing 6% interest and which is due in May 2009.  This loan is not collateralized.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by this item is included as set forth beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by M&K CPAS, PLLC for the fiscal years ended December 31, 2008 and 2007.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2008, we did not maintain effective controls over receivables and accrued liabilities. Specifically, controls were not designed and in place to ensure that accrued liabilities were properly recorded and that receivables were evaluated for collectibility.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OUR DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2008 our Directors and Executive Officers were:

NAME AND ADDRESS	AGE	POSITION	SINCE

Alex Genin	57	Director, Chairman, CEO,	August, 1998
5120 Woodway Dr. Suite 9024		CFO and President
Houston, TX 77056

Cathy K. George	58	Director	August, 2006
5120 Woodway Dr. Suite 9024
Houston, TX 77056

Merrill P. O'Neal	80	Director	December, 2001
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

BOARD OF DIRECTORS

We did not have a meeting of the Board of Directors during the fiscal year ended December 31, 2008, and the Board of Directors took action by unanimous written consent 7 times during that period.  Mr. Genin is our only Director who is also an officer.  The Board of Directors does not currently have audit committee or any other committees.  We believe this structure is adequate for the size of our company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission.  Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2008.

CODE OF ETHICS

We have adopted a Code of Ethics for directors, officers (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and employees.  The copy of the Code of Ethics was previously filed with our Form 10-KSB for the fiscal year ending December 31, 2003, and is attached hereto as Exhibit 14.1.

ITEM 11.  EXECUTIVE COMPENSATION

The following sets forth all forms of compensation paid to our executive officers for the years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Genin Director,	2008	$32,560	$-0-	$-0-		$-0-		$-0-	$-0-	$-0-	$32,560
Chairman, CEO and President	2007	$76,960	$-0-	$78,000	(1)	$217,092	(1)	$-0-	$-0-	$-0-	$372,052

(1) During 2007, we issued 1,733,334 restricted shares valued at $78,000 as compensation upon exercise of options and a 2,000,000 immediately exercisable option as compensation to Mr. Genin.  This option has an exercise price of $0.05 per share and expires on March 5, 2009.  We valued this transaction at $217,092 (see Note 10 to our Financial Statements).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END DECEMBER 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alex Genin Director, Chairman,CEO and President	2,000,000	-0-	-0-	$0.05	3/5/2009	-0-	$-0-	-0-	$-0-

DIRECTOR COMPENSATION 2008

We do not currently pay any board compensation.

Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Genin	$0	$-0-	$0	$-0-	$-0-	$-0-	$0
Cathy George	$0	$-0-	$0	$-0-	$-0-	$-0-	$0
Merrill O’Neal	$0	$-0-	$0	$-0-	$-0-	$-0-	$0

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

REPRICING OF OPTIONS
None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 27, 2009, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  At March 27, 2009, we had outstanding 36,809,671 shares of common stock, and 4,500,000 outstanding shares of preferred stock.

	Name and Address	Amount and Nature of		Percentage
Title of Class	of Beneficial Owner	Beneficial Ownership		of Class

Common stock	Alex Genin – Director, CEO, Acting CFO, President5120 Woodway, Suite 9024 Houston, Texas 77056	23,401,579	(1)(2)(3)	63.6%

Common Stock	Cathy K. George – Director 5120 Woodway, Suite 9024 Houston, Texas 77056	945,333		2.6%

Common Stock	Merrill P. O'Neal - Director 5120 Woodway, Suite 9024 Houston, Texas 77056	33,334		0.1%

Common Stock	All officers and directors as a Group—Three Persons	24,380,246		66.2%

Common Stock	First National Petroleum5120 Woodway Dr., Suite 9024 Houston, TX 77056	121.533	(1)	0.3%

Common Stock	Baltoil Ltd50 Town Range, Suite 7B Gibraltar	202,145	(1)	0.5%

Common Stock	Eurocapital Group, Ltd 19 Peel Road Douglas, Isle of Man British Isles 1M1 4LS	8,500,000	(1)	23.1%

Common Stock	Pacific Commercial Credit Ltd 13/F Silver Fortune Plaza1 Wellington Street Central, Hong Kong	1,384,900	(1)	3.8%

Common Stock	United Capital Group Limited 50 Town Range, Suite 7B Gibraltar	7,504,666	(1)(2)	20.4%

Preferred stock	Alex Genin – Director, CEO, Acting CFO, President 5120 Woodway, Suite 9024 Houston, Texas 77056	1,500,000	(1)(3)	33.3%

Preferred Stock	Cathy K. George – Director 5120 Woodway, Suite 9024 Houston, Texas 77056	0		0.0%

Preferred Stock	Merrill P. O'Neal - Director 5120 Woodway, Suite 9024 Houston, Texas 77056	0		0.0%

Preferred Stock	All officers and directors as a Group—Three Persons	1,500,000		33.3%

Preferred Stock	United Capital Group Limited 50 Town Range, Suite 7B Gibraltar	1,500,000		33.3%

(1) Alex Genin currently controls First National Petroleum and holds powers of attorney from Baltoil, Ltd., Eurocapital Group, Ltd., Pacific Commercial Credit, Ltd. and United Capital Group Ltd. pursuant to which Mr. Genin is granted voting and investment power with respect to our shares.  Mr. Genin is deemed to be the beneficial owner of these shares.  Mr. Genin does not own any stock of Baltoil, Ltd., Eurocapital Group, Ltd., Pacific Commercial Credit, Ltd. and United Capital Group Ltd.

(2) Excludes shares of our common stock which would be issuable upon the conversion of 1,500,000 shares of preferred stock held by United Capital Group Limited.

(3) Shares owned by United Capital Group Limited.

Information required to be disclosed under Item 201(d) of Regulation S-B is incorporated in Item 5 herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

A.
500,000 shares of preferred stock, convertible, at the option of the holder, into common shares of the Company prior to June 30, 2006 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement.  The conversion rate in effect at any time is determined by dividing the initial stock issue price of $1.00 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.15.  In addition, these stocks carry a cumulative coupon dividend of 6% per annum.  The total accumulated coupon dividend due on these shares as of December 31, 2008 was $124.77.  The conversion feature of these shares has been extended to June 30, 2011 by agreement of the parties; and

B.
1,000,000 shares of preferred stock, convertible, at the option of the holder, into common shares of the Company prior to May 15, 2006 by multiplying the number of shares of preferred stock being converted by the applicable conversion rate as provided in the agreement.  The conversion rate in effect at any time is determined by dividing the initial stock issue price of $.25 by the conversion price, which is 50% of the market price of common stock on the date of conversion, not exceeding $0.195.  In addition, these stocks carry a cumulative coupon dividend of 6% per annum.  The total accumulated coupon dividend due on these shares as of December 31, 2008 was $345.86.  The conversion feature of these shares has been extended to May 15, 2011 by agreement of the parties.

An option to purchase up to 900,000 shares of our common stock exercisable at $0.06 per share granted to Mr. Genin in July 2006 was exercised in January 2008 and we treated the transaction as reduction of loan from Mr. Genin.

During 2008, we received approximately $147,000 of advances from Mr. Genin, its chief executive officer and companies controlled or related to him and an $18,000 short term note payable from one other director.  The principal due under these advances as of December 31, 2008 was $860,397.  During 2008 interest charged on notes payable to the related parties was $63,353.  The following is a summary of all loan transactions with entities related to Mr. Genin for 2008:

During 2008, Alex Genin, our chief executive officer, made several loans to us under six separate promissory notes for a total principal amount of $44,000 which bear interest at the rate between 0% and 8% and which are due between January 2010 and April 2011.  No interest has been imputed due to the immateriality of the amount. Five of these notes with a total principal amount of $39,000 have been paid off.  Four promissory notes originally due in 2008 bearing interest between 6% and 7% for a total principal amount of $108,000 were extended between three and five years. Seven promissory notes due between February 2008 and October 2008 were offset by an option Mr. Genin exercised in January 2008.  The total principal and interest paid on these notes are $43,790 and $10,210 respectively.  Five promissory notes with a total principal amount of 32,200 were paid off.  None of these notes were collateralized.  As of December 31, 2008, the total principal amount due on all notes to Alex Genin is $193,400.

During 2008, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under an $18,000 promissory note which bear interest at the rate of 8% and which is due February 2011. During the same period, eleven notes maturing between January 2008 and December 2008 for a total principal amount of $104,000 which bear interest at the rate ranging between 6% and 7% were extended between three and four years.  Three promissory notes originally made in 2004 and 2006 bearing interest between 6% and 8% for a total principal amount of $4,500 were paid off.  A promissory note bearing 8% interest for a total principal amount of $18,000 to First National Energy Corporation, a company controlled by Alex Genin, was re-assigned to Eastern Credit Limited, Inc. in July 2008.  None of these notes were collateralized. As of December 31, 2008, the total principal amount due on all notes to Eastern Credit Limited is $243,800.During 2008, ECL Trading Co, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $14,500 promissory note bearing 8% interest and which is due February 2011.  A partial payment in the amount of $6,500 was made on this note.  This note was not collateralized.  As of December 31, 2008, the total principal amount due on all notes to ECL Trading is $8,000.

During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, our chief executive officer, made several loans under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which were due in April 2007 and June 2007.  These notes were extended to April 2009 and June 2010 respectively.  None of these notes were collateralized.  As of December 31, 2008, total principal amount due on all notes to First National Petroleum is $14,500.

During 2008, First National Energy Corporation, a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $20,000 promissory note bearing 8% interest and which is due February 2010.  A partial payment in the amount of $2,000 was made on this note.  The remaining principal balance of $18,000 was re-assigned to Eastern Credit Limited in July 2008.

During 2008, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, made loans to us under five separate promissory notes for a total principal amount of 41,500 bearing 8% interest and which are due between March and May 2011.  These notes were not collateralized.  As of December 31, 2008, the total principal amount due on all notes to Pacific Commercial Credit, Ltd. is $87,400.

During 2008, Stromberg Development, Inc., a company owned by Alex Genin, our chief executive officer, made two separate loans for a total principal amount of $9,000 which bear interest at the rate of 8% and are due in three years November and December 2011.  During the same period, three promissory notes for a total principal amount of $9,300 were paid off.  None of these notes were collateralized.  As of December 31, 2008, the total principal amount due on all notes to Stromberg Development, Inc., is $42,000.

During 2005, United Capital Group, a company controlled by Alex Genin, our chief executive officer, made several loans to the Company under 13 separate promissory notes bearing interest of 8%. The notes which were due in 2007 were extended three years.  One of these promissory notes maturing in November 2008 was extended three years.  A loan made in March 2004 with a remaining balance of $67,983 which was due in March 2009 was also extended three years.  None of these notes were collateralized.  As of December 31, 2008, total principal amount due on all notes to United Capital Group is $198,983.

The balance on a business loan made in 2006 to Federal Beverage Distributors, Inc., a company controlled by Alex Genin, our chief executive officer as of December 31, 2008 is $3,730.  There’s currently no repayment term for this loan.

DIRECTOR INDEPENDENCE

Alex Genin is our Director, Chief Executive Officer and Principal Financial Officer and therefore is not an independent Director pursuant to Item 407(a), of Regulation S-K., Merrill P. O’Neal and Cathy George are independent Directors under the independence standards applicable to the registrant under paragraph (a), of the Item 407 of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Our auditors, M&K CPAS, PLLC, billed us in the aggregate amount of $22,500 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-Qs and Form 10-K for the year ended December 31, 2008.  Our current auditors, M&K CPAS, PLLC, billed us in the aggregate amount of $7,000 and our former auditors, McConnell and Jones, L.L.P., billed us in the aggregate amount of $7,500 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-KSB for the year ended December 31, 2007.

AUDIT-RELATED FEES

Our auditors did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2008 and December 31, 2007.

TAX FEES

Our auditors did not bill us for, nor perform professional services rendered for tax related services for the fiscal years ended December 31, 2008 and December 31, 2007.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal years ended December 31, 2008 and December 31, 2007.

ITEM 15.  EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL INTERNATIONAL, INC.

By: /s/ Alex Genin
Alex Genin
Director, CEO, Acting CFO and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Genin	Director,	March 30, 2009
Alex Genin	Chief Executive Officer and
Principal Financial Officer

/s/ Merrill P. O'Neal	Director	March 30, 2009
Merrill P. O'Neal

/s/ Cathy K. George	Director	March 30, 2009
Cathy K. George

FIRST CAPITAL INTERNATIONAL, INC.
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For the years ended December 31, 2008 and 2007

FIRST CAPITAL INTERNATIONAL, INC.

__________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   First Capital International, Inc.
   Houston, Texas

We have audited the accompanying consolidated balance sheets of First Capital International, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit and of cash flows for the years then ended. These financial statements are the responsibility of the management of First Capital International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that First Capital International will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, First Capital International suffered recurring losses from operations and has a net stockholders’ deficit. These factors and others raise substantial doubt about First Capital International's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the consolidated financial statements. The financial statements do not include any adjustments that might reflect these uncertainties.

/s/ M&K CPAS, PLLC

Houston, Texas

March 27, 2009

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007
_________

ASSETS	December 31, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$3,938	$3,972
Accounts receivable	16,247	54,823
Employee receivables	11,786	25,978
Due from related parties	4,910	3,892

Total assets	$36,881	$88,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Credit cards obligations and line of credit	$125,292	$133,469
Accounts payable and accrued liabilities	141,996	113,150
Accrued interest payable to related parties	174,008	127,336
Current portion of notes payable to related parties	68,314	274,600
Current portion of notes payable	55,235	-
Convertible notes payable to related parties	50,000	50,000
Convertible notes payable	500,000	500,000
Deferred revenue	155,025	128,687
Total current liabilities	1,269,870	1,327,242

Notes payable to related parties, non-current	742,083	503,773

Total liabilities	2,011,953	1,831,015

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,500,000 shares issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,809,671 and 33,337,005 shares issued and outstanding, respectively	36,810	35,337
Additional paid-in capital	9,481,055	9,337,726
Accumulated deficit	(11,497,437)	(11,113,648)
Subscription receivable	-	(6,265)
Total stockholders’ deficit	(1,975,072)	(1,742,350)

Total liabilities and stockholders’ deficit	$36,881	$88,665

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007
__________

	2008	2007
Revenue:
System sales	$881,146	$563,240
Consulting Fees	14,000	27,300

Total revenue	895,146	590,540

Costs of sales:
Cost of systems	463,020	273,173
Cost consulting services	2,800	5,772

Total cost of sales	465,820	278,945

Gross Margin	429,326	311,595

Selling, general and administrative expenses	730,922	1,148,845

Loss from operations	(301,596)	(837,250)

Other expense:
Interest expense	(82,193)	(68,351)

Net loss	$(383,789)	$(905,601)

Basic and diluted net loss per common share	$(0.01)	$(0.03)

Weighted average shares outstanding	36,457,577	33,228,730

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2008 and December 31, 2007
__________

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	AdditionalPaid-InCapital	Subscription Receivable	Accumulated Deficit	TotalStock-Holders’Deficit

Balance at December 31, 2006	4,500,000	$4,500	32,798,670	$32,799	$8,782,753	$(7,125)	$(10,208,047)	$(1,395,120)
Common stock issued for cash	-	-	775,557	776	149,524	-	-	150,300
Common stock issued as subscription receivable	-	-	4,444	4	996	(1,000)	-	-
Common stock issued as compensation upon exercise of options	-	-	1,733,334	1,733	76,267	-	-	78,000
Common stock issued to employees for services	-	-	25,000	25	2,725	-	-	2,750
Compensatory stock options issued to employees	-	-	-	-	96,918	-	-	96,918
Compensatory stock options issued to Officers and Directors	-	-	-	-	217,092	-	-	217,092
Stock options issued to other third parties for services	-	-	-	-	11,451	-	-	11,451
Cash received for subscription
receivable	-	-	-	-	-	1,860	-	1,860
Net loss	-	-	-	-	-	-	(905,601)	(905,601)
Balance at December 31, 2007	4,500,000	$4,500	35,337,005	$35,337	$9,337,726	$(6,265)	$(11,113,648)	$(1,742,350)

Common stock issued for cash	-	-	447,666	448	56,152	-	-	56,600
Common stock issued as repayment of loan	-	-	1,025,000	1,025	64,975	-	-	66,000
Amortization of employee option compensation	-	-	-	-	22,202	-	-	22,202
Payment of subscription receivable	-	-	-	-	-	6,265	-	6,265
Net loss	-	-	-	-	-	-	(383,789)	(383,789)
Balance at December 31, 2008	4,500,000	$4,500	36,809,671	$36,810	$9,481,055	$-	$(11,497,437)	$(1,975,072)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007
__________

	2008	2007

Cash flows from operating activities:
Net loss	$(383,789)	$(905,601)
Adjustments to reconcile net loss to net cash used in operating activities

Stock based compensation	22,202	406,210
Write off of obsolete inventory	-	12,752
Changes in operating assets and liabilities:
Accounts receivable	38,076	(49,249)
Employee receivable	13,647	-
Due from related party	25
Inventory	-	30,013
Accounts payable and accrued liabilities	77,553	114,812
Deferred revenue	26,338	(75,421)
Net cash used in operating activities	(205,948)	(466,484)

Cash flows from financing activities:
Proceeds from notes payable to related party	243,682	227,944
Proceeds from sale of common stock	62,865	152,160
Payments of notes payable and long-term debt to related party	(100,633)	(4,786)
Net cash provided by financing activities	205,914	375,318

Net decrease in cash and cash equivalents	(34)	(91,166)

Cash and cash equivalents, beginning of period	3,972	95,138

Cash and cash equivalents, end of period	$3,938	$3,972

Supplemental disclosure of cash flow information:

Cash paid for interest	$17,068	$16,709
Cash paid for income taxes	$-	$-

Supplemental disclosure of non cash investing and financing activities:

Reduction of loan in connection with stock purchase	$12,000	$-
Reduction of related party note in connection with option exercise	$43,790	$-
Reduction of accrued interest in connection with option exercise	$10,210	$-

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

The Company recognizes revenues when products have been shipped to a customer pursuant to a purchase order or other contractual arrangement or services have been provided, the sales price is fixed or determinable, and collectibility is reasonably assured

Payments and advances received for future sales or installation of systems are deferred until the delivery and/or installation is complete. For major long-term projects, revenue is recognized upon completion of each phase of installation.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2008 and 2007.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Accounts receivable are ordinarily due 30 days after the issuance of the invoice.  No interest is charged on the past due accounts.  Accounts past due more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At December 31, 2008 and 2007, the Company determined that no allowance was necessary.

Inventory

Inventory consists primarily of electronic equipment held for sale.  Inventory is recorded at the lower of aggregate cost or market with cost determined using the first-in, first-out (FIFO) method. During the previous year it was determined that the Company’s inventory was obsolete and the balance was written off with a charge to the statement of operations of $12,752.

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

Fair Value of Financial Instruments

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable, loan payable and convertible debentures reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has adopted SFAS 123(R) and applied it in the period presented. Through December 31, 2008, 3,640,000 options are outstanding.

Net Loss Per Common Share

Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the years. Common stock equivalents consist of common stock issuable under The Company's stock compensation plan for its employees and consultants. Common stock equivalents are not included in diluted loss per share calculations because they would be anti-dilutive. There were no common stock equivalents during 2008 and 2007.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

2.           Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered losses of $383,789 and $905,601 in 2008 and 2007, respectively, has an accumulated deficit of $11,497,437 and a working capital deficit of $1,232,989 at December 31, 2008. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

3.           Credit Card Obligations and Line of Credit

Credit card obligations and line of credit at December 31, 2008 totaled $125,293. Credit card obligations and Line of Credit under agreements provide credit of up to $145,000.  These obligations bear interest at rates ranging from 4.00% to 37% per year and are not collateralized. The weighted average interest rate as of December 31, 2008 was 15.11%. Interest is properly included in the accrued interest balance of $174,008.

4.           Notes Payable

Notes payable to related parties at December 31, 2008 were as follows:

Notes payable to Alex Genin, the Company’s Chief Executive Officer, who is a major stockholder. These notes bear interest at rates ranging from6.0 to 8.0% per year, and are due at various datesbetween April 2009 and October 2013. Thesenotes are not collateralized.	$194,629

Notes payable to corporations controlled by Alex Genin, the company’s chief executive officer, bearing 8% interest per year and are due at various dates between April 2009 and March 2012. These notes are not collateralized.	353,968

Notes payable to Eastern Credit Limited, Inc., acompany owned by the Company’s Chief ExecutiveOfficer, who is a major stockholder of the company.These notes bear interest at rates ranging from 6.0%to 8.0% per year and are due at various dates betweenFebruary 2010 and October 2012. These notes arenot collateralized.	243,800

Notes payable to one of the company’s directors where one of thenote’s principal plus interest is convertible to 200,000 shares upon maturity and classified on the balance sheet as convertiblenote payable. These notes bear 6% interest per year and are due in May 2009. These notes are not collateralized.	68,000

$860,397

Notes payable to non-related parties at December 31, 2008 were as follows:

Notes payable to investor
These notes bear interest at 0% per year and are due at May 30, 2007. Interest was not imputed on this note as the Company is in default. See Note 7. This note is secured by all assets of the Company.	500,000

Notes payable to investors
These notes bear interest at 5% per year and are due at August and September 2009. These notes are not collateralized.	55,235

$555,235

Total Debt	$1,415,632
Less current portion	(673,549)

Total Long Term Debt	$742,083

Principal maturities during the next five years are as follows:

Year Ended December 31,

2009	$673,549
2010	317,200
2011	233,883
2012	91,000
2013	100,000

$1,415,632

5.             Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2008, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $7,471,000 which expire in 2009 through 2028.

The composition of deferred tax assets and the related tax effects at December 31, 2008 are as follows:

Net operating losses carry forward	$2,540,000

Valuation allowance	(2,540,000)

Net deferred tax assets	$-

6.             Operating Lease

The Company leases three separate office spaces under operating leases with terms ranging from 12 months to five years at a rate per month ranging from $1,237 to $3,621.  The five year lease for the head office provides for renewal options, payment of taxes and utilities by the Company and charges for increases for certain costs to the landlord.  Rental expense under the operating leases was $93,330 and $65,920 during the years ended December 31, 2008 and 2007, respectively.

Minimum annual lease payments due under these leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2008 are as follows:

Year Ended December 31,

2009	$74,453
2010	$44,760
2011	$45,866
2012	$3,822
2013	$-

Total minimum lease payments	$168,900

7.             Convertible Note Payable

On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after the 1-for-3 reverse split) to a sophisticated investor as collateral for the note payable bearing 0% interest and due on May 30, 2007.  The agreement allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principal balance of $500,000.  The promissory note is also secured by all assets of the Company.  In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We are in default of this Note and are currently in litigation.

On November 1, 2007, one of the directors made a $50,000 loan to the company bearing 6% interest due on May 1, 2009.  Upon maturity, the loan, principal plus interest is convertible to 200,000 of its restricted common (Rule 144) shares.

8.             Equity

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock for which the Company’s Board of Directors may designate voting power, preferences, limitations and restrictions.

Arrearage in cumulative preferred dividends as of December 31, 2008 was approximately $1,848.

The outstanding preferred stocks do not have any voting rights or any liquidation preferences.

Common Stock

During the year ended December 31, 2008, the Company issued the following common shares:

447,666 shares issued for cash to accredited investors as part of a private placement for proceeds of $56,600.

1,025,000 shares issued as reduction of loans to the company.  The total value of these loans is $66,000 in principal and interest.

The company also received $6,265 in subscription receivables.

9.             Stock Options

During the years ended December 31, 2008 and 2007, the Company issued non-qualified options to investors, employees, officers and directors and all such options are immediately exercisable for shares of our common stock.  The table below summarizes the annual activity in the Company’s stock options:

			Weighted Avg
			Exercise
	Options	Exercise Price	Price

Balance at December 31, 2006	3,765,005	$0.045 to $0.36	$0.07

Granted to employees,officers and directors	2,905,000	$0.04 to $0.11	$0.05
Granted to others	110,000	$0.06 to $0.11	$0.09
Exercised	(1,883,335)	$0.045 to $0.11	$0.05
Cancelled or expired	(1,031,670)	$0.09 to $0.36	$0.13

Balance at December 31, 2007	3,865,000	$0.04 to $0.11	$0.05

Granted to employees,	1,130,000	$0.06	$0.06
Granted to others	-	-	-
Exercised	(900,000)	$0.06	$0.06
Cancelled or expired	(455,000)	$0.06 to $0.11	$0.07

Balance at December 31, 2008	3,640,000	$0.04 to $0.06	$0.05

Fair value of the Company’s stock options was determined based upon the Black-Scholes option pricing model.  The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the year ended December 31, 2008: (i) average dividend yield of 0.00%; (ii) expected volatility of 382%,; (iii) expected life of 2 years; and (iv) estimated risk-free interest rate of 2.4%.

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

Outstanding stock options expiring July 2010 are exercisable starting May 2010.  A summary of outstanding stock options at December 31, 2008 follows:

Number of		Remaining
Common Stock		Contractual	Exercise
Equivalents	Expiration Date	Life (Years)	Price

2,620,000	March 2009	0.2	0.04 to 0.05
1,020,000	July 2010	1.5	0.06
3,640,000

The weighted average grant date fair value of options granted during the years ended December 31, 2008 and 2007 was $0.07 and $0.11 per share, respectively.  Total fair value of options granted during the years ended December 31, 2008 and 2007 were $41,958 and $88,274, respectively. The 1,130,000 options granted during the year end 2008, vest on May 2010 thus the compensation expense is recognized over the 24 month service period. As of December 31, 2008, the Company recognized $22,202 in stock based compensation.

During 2008 and 2007, the Company received $0 and $0 from employees upon the exercise of options and no tax benefits was recognized in the financial statements.  The Company issued shares to Alex Genin, its Chief Executive Officer upon exercise of options valued at $54,000 as reduction of loans in 2008 and as compensation valued at $78,000 in 2007.

10.           Related Party Transactions

During the years ended December 31, 2008 and 2007, the Company engaged in certain related party transactions as follows:

During 2008 and 2007 the Company obtained loans (Note 4) from Alex Genin, Eastern Credit Limited, Inc., and corporations, Mr. Genin controls.  Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer.  The Company also received a short term loan from one other director.  During 2008 and 2007, interest charged on notes payable to related parties were $63,353 and $52,636 respectively.

During 2008, Alex Genin, the company’s chief executive officer, made several loans to the company under six separate promissory notes for a total principal amount of $44,000 which bear interest at the rate between 0% and 8% and which are due between January 2010 and April 2011.  No interest has been imputed due to the immateriality of the amount. Five of these notes with a total principal amount of $39,000 have been paid off.  Four promissory notes originally due in 2008 bearing interest between 6% and 7% for a total principal amount of $108,000 were extended between three and five years. Seven promissory notes due between February 2008 and October 2008 were offset by an option Mr. Genin exercised in January 2008.  The total principal and interest paid on these notes are $43,790 and $10,210 respectively.  Five promissory notes with a total principal amount of 32,200 were paid off.  None of these notes are collateralized.  As of December 31, 2008, the total principal amount due on all notes to Alex Genin is $193,400.

During 2008, Eastern Credit Limited, Inc., a company controlled by Alex Genin, the company’s executive officer, made a loan under an $18,000 promissory note which bear interest at the rate of 8% and which is due February 2011. During the same period, eleven notes maturing between January 2008 and December 2008 for a total principal amount of $104,000 which bear interest at the rate ranging between 6% and 7% were extended between three and four years.  Three promissory notes originally made in 2004 and 2006 bearing interest between 6% and 8% for a total principal amount of $4,500 were paid off.  A promissory note bearing 8% interest for a total principal amount of $18,000 to First National Energy Corporation, a company controlled by Alex Genin, was re-assigned to Eastern Credit Limited, Inc. in July 2008.  None of these notes are collateralized. As of December 31, 2008, the total principal amount due on all notes to Eastern Credit Limited is $243,800.

During 2008, ECL Trading Co, Inc., a company controlled by Alex Genin, the company’s chief executive officer, made a loan under a $14,500 promissory note bearing 8% interest and which is due February 2011.  A partial payment in the amount of $6,500 was made on this note.  This note is not collateralized.  As of December 31, 2008, the total principal amount due on all notes to ECL Trading is $8,000.

During 2005, First National Petroleum, Inc., a company controlled by Alex Genin, the company’s chief executive officer, made several loans under two separate promissory notes for a total principal amount of $14,500 which bear interest at the rate of 8% and which were due in April 2007 and June 2007.  These notes were extended to April 2009 and June 2010 respectively.  None of these notes are collateralized.  As of December 31, 2008, total principal amount due on all notes to First National Petroleum is $14,500.

During 2008, First National Energy Corporation, a company controlled by Alex Genin, the company’s chief executive officer, made a loan under a $20,000 promissory note bearing 8% interest and which is due February 2010.  A partial payment in the amount of $2,000 was made on this note.  The remaining principal balance of $18,000 was re-assigned to Eastern Credit Limited in July 2008.

During 2008, Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, the company’s chief executive officer, made loans under five separate promissory notes for a total principal amount of 41,500 bearing 8% interest and which are due between March and May 2011.  These notes are not collateralized.  As of December 31, 2008, the total principal amount due on all notes to Pacific Commercial Credit, Ltd. is $87,400.

During 2008, Stromberg Development, Inc., a company owned by Alex Genin, the company’s chief executive officer, made two separate loans for a total principal amount of $9,000 which bear interest at the rate of 8% and are due in three years November and December 2011.  During the same period, three promissory notes for a total principal amount of $9,300 were paid off.  None of these notes are collateralized.  As of December 31, 2008, the total principal amount due on all notes to Stromberg Development, Inc., is $42,000.

During 2005, United Capital Group, a company controlled by Alex Genin, the company’s chief executive officer, made several loans to the Company under 13 separate promissory notes bearing interest of 8%. The notes which were due in 2007 were extended three years.  One of these promissory notes maturing in November 2008 was extended three years.  A loan made in March 2004 with a remaining balance of $67,983 which was due in March 2009 was also extended three years.  None of these notes are collateralized.  As of December 31, 2008, total principal amount due on all notes to United Capital Group is $198,983.

11.           Major Customers

During the years ended December 31, 2008 and 2007, three customers each accounted for more than 10% of revenue as follows:

	2008	2007

Customer 1	44%	27%
Customer 2	23%	19%
Customer 3	6%	11%

As of December 31, 2008, accounts receivable due from one of these customers represented 63% of the total balance.

12.           Deferred Revenue

Payments and advances received for future sales or installation of systems are deferred until the delivery and/or installation is complete.  For major long-term projects, revenue is recognized upon completion of each phase of installation. At December 31, 2008, the Company has $155,025 in deferred revenue.

13.           Employee Receivables

The Company had short advances to employees in the amount of $11,786 and $25,978 as of December 31, 2008 and 2007, respectively. These advances are short term in nature with no interest.

14.           Contingencies

On May 27, 2008, a lawsuit was filed against us by Virage Consulting at the US Southern District Court of New York.  The issue arises from a promissory note with an option to purchase 2,500,000 shares (or 833,334 shares after a 1-for-3 reverse split) of our company for $500,000 by Virage Consulting in 2006 to expire in May, 2007.  However, Virage Consulting decided to exercise its option to convert and purchased the shares.  The shares were issued and delivered to Virage Consulting at their request.  The agreement allowed the investor to dispose of the shares, in part or in full prior to May, 2007.  The proceeds from any such disposal would have reduced the principal balance of $500,000.  We believe the note effectively became null and void when Virage Consulting accepted the shares in April 2006. We have hired an attorney and proceeding accordingly. Currently, the principal balance remains on the books as a current note payable until an outcome can be reasonably determined.