Form 10-Q
period 2009-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2009-05-15
CIK 1072842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
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

Number of shares outstanding as of the close of business on May 12, 2009:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	36,809,671

PART I - FINANCIAL INFORMATION

FIRST CAPITAL INTERNATIONAL, INC.
__________

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FIRST CAPITAL INTERNATIONAL, INC.

__________

Page

Unaudited Consolidated Financial Statements:

Consolidated Balance Sheets as of March 31, 2009(Unaudited) and December 31, 2008	F-3

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	F-4

Unaudited Consolidated Statements of Cash Flows For the three months ended March 31, 2009 and 2008	F-5

Notes to Unaudited Consolidated Financial Statements	F-6

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
__________

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$21,710	$3,938
Accounts receivable	168,519	16,247
Employee receivables	4,771	11,786
Due from related parties	4,771	4,910

Total assets	$199,771	$36,881

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Credit cards obligations and line of credit	$114,414	$125,292
Accounts payable and accrued liabilities	136,824	141,996
Accrued interest payable to related parties	185,606	174,008
Current portion of notes payable to related parties	37,941	68,314
Current portion of notes payable	55,235	55,235
Convertible notes payable to related parties	50,000	50,000
Convertible notes payable	500,000	500,000
Deferred revenue	230,935	155,025
Total current liabilities	1,310,955	1,269,870

Notes payable to related parties, non-current	759,183	742,083

Total liabilities	2,070,138	2,011,953

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,500,000 shares issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,809,671 and 36,809,671 shares issued and outstanding, respectively	36,810	36,810
Additional paid-in capital	9,496,402	9,481,055
Accumulated deficit	(11,408,079)	(11,497,437)
Total stockholders’ deficit	(1,870,367)	(1,975,072)

Total liabilities and stockholders’ deficit	$199,771	$36,881

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(uanaudited)

	March 31,	March 31,
	2009	2008
Revenue:
System sales	$403,511	$76,687
Consulting Services	-	14,000

Total revenue	403,511	90,687

Costs of sales:
Cost of systems	128,879	37,548
Cost of consulting services	-	2,800

Total cost of sales	128,879	40,348

Gross Margin	274,632	50,339

Selling, general and administrative expenses	165,513	162,535

Income/(loss) from operations	109,119	(112,196)

Other expense:
Interest expense	(19,761)	(19,217)

Net income/(loss)	$89,358	$(131,413)

Basic and diluted net income/(loss) per common share	$0.00	$(0.00)

Weighted average shares outstanding	36,809,671	35,947,994

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(unaudited)

	March 31,	March 31,
	2009	2008

Cash flows from operating activities:
Net income/(loss)	$89,358	$(131,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Stock based compensation	15,347	-
Changes in operating assets and liabilities:
Accounts receivable	(152,272)	23,614
Employee receivables	7,015	(3,998)
Other current assets	139	(1,730)
Credit Card Obligations	(10,878)
Accounts payable and accrued liabilities	(5,172)	(7,073)
Accrued Interest	11,598
Deferred Income	75,910	23,900
Net cash provided by (used in) operating activities	31,045	(96,700)

Cash flows from financing activities:
Payments of notes payable and long-term debt to related party	(15,773)	(7,000)
Proceeds from notes payable and long-term debt to related party	2,500	102,500
Proceeds from sale of common stock	-	5,000
Net cash provided by (used in) financing activities	(13,273)	100,500

Net increase in cash and cash equivalents	17,772	3,800

Cash and cash equivalents, beginning of period	3,938	3,972

Cash and cash equivalents, end of period	$21,710	$7,772

Supplemental disclosure of cash flow information:

Cash paid for interest	$8,164	$14,779

Cash paid for taxes	$-	$-

Supplemental disclosure of non cash investing and financing activities:

Cashless exercise of options	$-	$54,000

Reduction of related party note in connection with option exercise	$-	$43,790

Reduction of accrued interest in connection with option exercise	$-	$10,210

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Critical Accounting Policies

First Capital International, Inc. (the “Company”), formerly Ranger/USA, Inc., incorporated as a Delaware Corporation on April 21, 1994 and assumed its current name in August 1998 when new management took over the Company.

The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of First Capital International, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, for the first time, netted a profit of $89,358 for the three months ended March 31, 2009, however has an accumulated deficit of $(11,408,079) and a working capital deficit of $(1,111,184) at March 31, 2009. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

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

During the three months ended March 31, 2009, the Company had the following notes payable to related parties transactions:

During 2009, four promissory notes to Alex Genin, our chief executive officer, were paid off.  The total principal and interest paid on these notes were $9,000 and $2,480 respectively.  Two promissory notes originally due April and May 2009 bearing 8% interest for a total principal amount of $37,500 were extended three years.  None of these notes were collateralized.  As of March 31, 2009 the total principal amount due on all notes to Alex Genin is $184,400.

During 2009, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $2,500 promissory note which bear interest at the rate of 8% and which is due February 2012. None of these notes were collateralized.  As of March 31, 2009 the total principal amount due on all notes to Eastern Credit Limited, Inc. is $246,300.

During 2009, First National Petroleum, Corp., a company controlled by Alex Genin, our chief executive officer, extended three years, a $7,500 promissory note originally due April 2009 which bear interest at the rate of 8%. None of these notes were collateralized.  As of March 31, 2009 the total principal amount due on all notes to First National Petroleum is $14,500.

During 2009, a promissory note to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, was partially paid.  The total principal and interest paid on this note were $2,400 and $1,695 respectively.  The remaining balance on this note is $7,000.  None of these notes were collateralized.  As of March 31, 2009 the total principal amount due on all notes to Pacific Commercial Credit is $85,000.

During 2009, a promissory note to Stromberg Development, Inc., a company owned by Alex Genin, our chief executive officer, was partially paid.  The total principal and interest paid on this note were $2,000 and $400 respectively.  The remaining balance on this note is $8,000.  None of these notes were collateralized.  As of March 31, 2009 the total principal amount due on all notes to Stromberg Development is $40,000.

During 2009, United Capital Group, Ltd., a company controlled by Alex Genin, our chief executive officer, extended three years, a $67,983 promissory note originally due March 2009 which bear interest at the rate of 8%. None of these notes were collateralized.  As of March 31, 2009 the total principal amount due on all notes to United Capital Group is $198,983.

5.	Stock and Option Transactions

During the three months ended March 31, 2009, the company sold 0 shares of restricted common stock. Eight options to purchase up to 4,190,000 shares of our common stock were granted and four options to purchase up to 2,620,000 shares expired in the period. The company recognized $15,347 in stock-based compensation. 1,020,000 options granted during the year end 2008, vest in May 2010 thus the compensation expense is recognized over the 24 month service period. As of March 31, 2009, the Company recognized $15,100 in stock based compensation. Of the total 4,190,000 options granted during the three months ended March 31, 2009, 90,000 vest in December 2009, 100,000 vest in December 2010, and 4,000,000 vest in December 2011 thus the compensation expense is recognized over the applicable service period.  As of March 31, 2009, the company recognized $248 in stock based compensation.

Fair value of the Company’s stock options was determined based upon the Black-Scholes option pricing model.  The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the period ended March 31, 2009: (i) average dividend yield of 0.00%; (ii) expected volatility of 382%,; (iii) expected life of 2 years; and (iv) estimated risk-free interest rate of 2.4%.

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

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-K for the year ended December 31, 2008. Certain statements in the following MD&A are forward looking statements. Words such as "expects," "anticipates," "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date.  We recognized $15,347 stock-based compensation cost in the three months ended March 31, 2009 for the options granted and there were 0 shares of restricted stock issued to employees and others.

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

PROJECTS

During 2005-2006, we completed several security installations at Marriott Hotel Group properties in Texas, Florida and Louisiana.  Our marketing efforts with the Marriott Hotel Group allowed us to secure contracts to install video surveillance systems in several Marriott Hotels in Florida and Texas.  We are currently working on much larger proposals for their new “under construction” hotels.

Projects in Florida

In March 2005, we signed a contract with the Dinerstein Companies, a large real estate developer, to provide basic home automation/security package for their mid-rise project in Florida.  We’re currently conducting upsell marketing efforts and have been able to secure upsell option for 40% of the development.

We are bidding on several hi-rise commercial building projects in Florida and believe that our efforts will bring contracts to provide CCTV/automation solutions for these projects.  We believe our Florida operations are positioned to bring substantial revenue for the Company, of which there can be no assurances.

Projects in Texas

We are bidding on large security projects with several Houston area school districts and are planning on marketing our products and capabilities to various government entities.

We are bidding on several high-rise condominium projects in the Houston area. As a result, we signed an initial contract in August 2007 with a new luxury high-rise complex in Houston to install a security solution as well as to design for the owners a new state-of-the-art “Concierge” Digital Living Automation software.  We believe this has created new opportunities for our home automation solutions.   We started marketing the “Concierge” concept in other regions and are working on several proposals.  We anticipate this hi-rise condo project will be a good source for the Company’s revenue through upsell activities, of which there can be no assurances.

We are also actively involved in several Houston hotels installation projects, predominantly Marriott Hotels, as well as upscale residential projects in Houston.

We are considering launching our “Concierge” software platform nationwide.  We have had numerous discussions with integrators and hi-rise management companies that showed interest in purchasing our concierge platform.  As a result, we are developing strategies for selling and marketing the “Concierge” platform nationwide.  However, we’re anticipating a market slowdown in home automation due to the current national economic crisis.

International Projects

We are currently bidding on a full security solution project in Equatorial Guinea for Marathon Oil Company.  During 2007, we visited Equatorial Guinea and surveyed a future job site.  As a result, we became very familiar with the site and believe we can successfully complete the project, should it be awarded to us.

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

New Developments

Due to the current economic crisis, we foresee instabilities and a rise of domestic terrorism throughout the United States.  As a countermeasure company, we are developing a threat evaluation program for owners of condominium properties, commercial malls, office buildings and municipal facilities.

Our Company had recent discussions with Cypress Group, LLC regarding threat assessment services nationwide under the company’s umbrella.  The Cypress Group represents a pool of individuals predominantly composed of ex-law enforcement officers, i.e. ex-FBI/CIA and secret service operatives, with highly respected professional skills in the threat mitigation field.

We have also developed  applications jointly with ZuluBravo, LLC, allowing detection of homemade explosives throughout buildings, malls and hotels.

We believe this new technology will augment the Company’s current security system and video surveillance product line and will greatly enhance our marketing position.

GOING CONCERN CONSIDERATION

Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. For the first time, we had a profit of $89,358 during the three months ended March 31, 2009. We also had positive cash flows from operations of $31,045 during the three months ended March 31, 2009. Our history of recurring losses raises substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

•	Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

•	Our ability to acquire or internally develop viable businesses; and

•	Our ability to continue to achieve profitability and cash flows from operations in amounts that would sustain our operations.

As a result of potential liquidity problems, our auditors have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2008 and 2007, indicating that substantial doubt exists concerning our ability to continue as a going concern.

Our ability to achieve profitability depends on our ability to successfully develop and market home automation and video security technology. We can give no assurance that we will be able to achieve commercial success. We are subject to all risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses due to the significant costs associated with home automation and video security technology operations.

Recurring losses had resulted in an accumulated deficit of $(11,408,079) on March 31, 2009. Revenues for the three months ended March 31, 2009 were $403,511 compared to revenues of $90,687 for the three months ended March 31, 2008. The increase in revenue is mainly attributable to our success in acquiring major projects as a result of our marketing efforts.

Our losses were attributable primarily to the developmental stage of our business. Our new focus has resulted in our further development of VIP Systems(TM) which has substantially improved our operating results.  Our revenues have significantly increased and we have shown, for the first time, a profit for the three months ending March 31, 2009.  We can provide no assurance that profitability will be sustainable.

COMPETITION

There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We can not give any assurances that we will be able to successfully compete in this market.

THE THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

During the three months ended March 31, 2009, our revenues were $403,511 as compared to $90,687 for the three months ended March 31, 2008 because we were able to recognize revenues on completed phases on major long term projects.

During the three months ended March 31, 2009, selling, general and administrative expenses slightly increased by $2,978 or 2% to $165,513 as compared to the three months ended March 31, 2008. This increase was mainly attributable to an increase in rent and amortization of stock option compensation offset by decreases in personnel related expenses because of reclassification to costs.

During the three months ended March 31, 2009, we had a net profit of $89,358 as compared to a net loss of $131,413 in the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had cash resources of $21,710. We estimate that during the three months ending June 30, 2009, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We believe that our revenue-producing operations will continue to expand. Such an expansion of operations will require funding for pending contracts.  We anticipate raising additional capital through the sale of our stock or through borrowing.  Although we plan to obtain additional financing through the sale of our common stock and/or by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2009 if funds are available: $100,000 for continued development of our home automation and video security business and $250,000 for marketing expenses.

During the three months ended March 31, 2009, we received $0 cash from the sale of our securities and $0 on exercise of option to purchase our shares.

During 2009, we had several loan transactions with Alex Genin, our Chief Executive Officer and Acting Chief Financial Officer and companies controlled or related to him.  Mr. Genin is a significant stockholder of the company.  The following is a summary of all the loan transactions through March 31, 2009

During 2009, four promissory notes to Alex Genin, our Chief Executive Officer, were paid off. The total principal and interest paid on these notes were $9,000 and $2,480 respectively.  Two promissory notes originally due April and May 2009 bearing 8% interest for a total principal amount of $37,500 were extended three years. None of these notes were collateralized.  As of March 31, 2009, the total principal amount due on all notes to Alex Genin is $184,400.

During 2008, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our Chief Executive Officer, made a loan to us under a $2,500 promissory note which bear interest at the rate of 8% and which is due February 2012.  None of these notes were collateralized. As of March 31, 2009 the total principal amount due on all notes to Eastern Credit Limited is $246,300.

ECL Trading Co, Inc., a company controlled by Alex Genin, our Chief Executive Officer, has one outstanding promissory note bearing 8% interest and which is due February 2011.  This note was not collateralized.  As of March 31, 2008, the total principal amount due on all notes to ECL Trading is $8,000.

During 2009, First National Petroleum, Corp., a company controlled by Alex Genin, our Chief Executive Officer, extended three years, a $7,500 promissory note originally due April 2009 which bear interest at the rate of 8%. None of these notes were collateralized.  As of March 31, 2009 the total principal amount due on all notes to First National Petroleum is $14,500.

During 2009, a promissory note to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $2,400 and $1,695 respectively.  The remaining balance on this note is $7,000.  None of these notes were collateralized.  As of March 31, 2009 the total principal amount due on all notes to Pacific Commercial Credit is $85,000.

During 2009, a promissory note to Stromberg Development, Inc., a company owned by Alex Genin, our Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $2,000 and $400 respectively.  The remaining balance on this note is $8,000.  None of these notes were collateralized.  As of March 31, 2009 the total principal amount due on all notes to Stromberg Development is $40,000.

During 2009, United Capital Group, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, extended for three years a $67,983 promissory note originally due March 2009 which bears interest at the rate of 8%. None of the notes to United Capital Group were collateralized.  As of March 31, 2009 the total principal amount due on all notes to United Capital Group is $198,983.

In May 2008, a director of the Company made a short term loan to us for a total principal amount of $18,000, bearing 6% interest, which is due in 2009.  This loan was not collateralized.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective in timely recording, processing, summarizing and reporting material information required to be included in our Exchange Act filings.

Management noted no changes in the following material weaknesses stated in the 10-K:

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

Management is currently addressing the material weaknesses identified in its internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On May 27, 2008, a lawsuit was filed against us by Virage Consulting at the US Southern District Court of New York.  The issue arises from a promissory note collateralized by an option to purchase 2,500,000 shares (or 833,334 shares after a 1-for-3 reverse split) of our company for $500,000 by Virage Consulting in 2006 to expire in May, 2007.  However, Virage Consulting decided to exercise its option to convert and purchased the shares.  The shares were issued and delivered to Virage Consulting at their request.  The agreement allowed the investor to dispose of the shares, in part or in full prior to May, 2007.  The proceeds from any such disposal would have reduced the principal balance of $500,000.  We believe the note effectively became null and void when Virage Consulting accepted the shares in April 2006. We have hired an attorney and are proceeding accordingly. Currently, the principal balance remains on the books as a current note payable until an outcome can be reasonably determined.

On October 8, 2008 J.W. Rogers, an investor, named the Company and Alex Genin, our Chief Executive Officer, parties to a lawsuit filed in the 295th Judicial District Court of Harris County, Texas alleging impropriety and fraud in a recent stock purchase.  We consider this to be a meritless lawsuit and are planning to file a motion for summary.

On December 19, 2008 a lawsuit was filed against VIP Systems and Alex Genin, our Chief Executive Officer, by Brodson Construction for breach of contract as a sub-contractor for approximately $34,000 including damages.  We consider this to be a frivolous lawsuit and have retained an attorney to counter sue.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company.  We believe that each of these persons was knowledgeable about our operations and financial condition.

1.  During the three months ended March 31, 2009, eight options to purchase up to 4,190,000 shares of our common stock were granted to a manager and seven employees of the Company at an exercise price ranging from $0.03 to $0.05.  Of  the total 4,190,000 options, 90,000 vest in December 2009, 100,000 vest in December 2010, and 4,000,000 vest in December 2011.  These options expire 90 days after they vest.

Item 3. DEFAULT UPON SENIOR SECURITIES

On March 24, 2006, signed a promissory note bearing interest of 0% due on May 30, 2007 to a sophisticated investor and issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) as collateral. The agreement allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We are in default of this Note and are currently in litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit 31.1 and 31.2 – Certification of Chief Executive Officer and Acting Chief Financial Officer of First Capital International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

First Capital International, Inc.

Date: May 14, 2009	By: /s/ Alex Genin
Alex Genin
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Financial Officer)