Form 10-Q
period 2009-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2009-08-07
CIK 1072842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

Number of shares outstanding as of the close of business on August 4, 2009:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	36,809,671

PART I - FINANCIAL INFORMATION

FIRST CAPITAL INTERNATIONAL, INC.
__________

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FIRST CAPITAL INTERNATIONAL, INC.

__________

Page

Unaudited Consolidated Financial Statements:

Consolidated Balance Sheets as of June 30, 2009 (Unaudited)and December 31, 2008	F-3

Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008	F-4

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	F-5

Notes to Unaudited Consolidated Financial Statements	F-6

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
__________

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,904	$3,938
Accounts receivable	95,061	16,247
Employee receivables	4,421	11,786
Due from related parties	4,437	4,910

Total assets	$123,823	$36,881

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Credit card obligations and line of credit	$104,513	$125,292
Accounts payable and accrued liabilities	53,278	141,996
Accrued interest payable to related parties	197,160	174,008
Current portion of notes payable to related parties	125,042	68,314
Current portion of notes payable	55,235	55,235
Convertible notes payable to related parties	50,000	50,000
Convertible notes payable	500,000	500,000
Deferred revenue	271,988	155,025
Total current liabilities	1,357,216	1,269,870

Notes payable to related parties, non-current	651,483	742,083

Total liabilities	2,008,699	2,011,953

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,500,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	4,500	4,500

Common stock, $0.001 par value; 200,000,000 shares authorized; 36,809,671 and 36,809,671 shares issued and outstanding, as of June 30, 2009 and December 31, 2008, respectively	36,810	36,810

Additional paid-in capital	9,533,505	9,481,055
Accumulated deficit	(11,459,691)	(11,497,437)

Total stockholders’ deficit	(1,884,876)	(1,975,072)

Total liabilities and stockholders’ deficit	$123,823	$36,881

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
__________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
System sales	$260,466	$209,785	$663,977	$286,472
Consulting services	-	-	-	14,000

Total revenue	260,466	209,785	663,977	300,472

Costs of sales:
Cost of systems	107,545	143,526	236,424	181,074
Cost of consulting services	-	-	-	2,800

Total cost of sales	107,545	143,526	236,424	183,874

Gross Margin	152,921	66,259	427,553	116,598
Selling, general and administrative expenses	185,054	181,918	350,568	344,455

Income/(Loss) from operations	(32,133)	(115,659)	76,985	(227,857)

Other expense:
Interest expense	(19,479)	(21,084)	(39,240)	(40,301)

Net profit/(loss)	$(51,612)	$(136,743)	$37,745	$(268,158)

Basic and diluted net profit/(loss)per common share	$(0.00)	$(0.00)	$0.00	$(0.01)

Weighted average shares outstanding	36,809,671	36,289,661	36,809,671	36,118,827

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
2009 and 2008
__________

	June 30,	June 30,
	2009	2008

Cash flows from operating activities:
Net income/(loss)	$37,745	$(268,158)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Stock based compensation	52,450	3,277
Changes in operating assets and liabilities:
Accounts receivable	(78,812)	22,704
Employee receivable	7,365	(5,006)
Other current assets	473	(553)
Credit card obligations	(20,779)	25,970
Accounts payable and accrued liabilities	(88,718)	74,930
Accrued interest	23,152	19,902
Deferred income	116,963	(2,488)
Net cash provided by (used in) operating activities:	49,839	(129,422)

Cash flows from financing activities:
Payments of notes payable and long-term debt to related party	(38,373)	(17,800)
Proceeds from notes payable and long-term debt to related party	4,500	156,000
Proceeds from sale of common stock	-	10,600
Net cash provided by (used in) financing activities:	(33,873)	148,800

Net increase in cash and cash equivalents	15,966	19,378

Cash and cash equivalents, beginning of period	3,938	3,972

Cash and cash equivalents, end of period	$19,904	$23,350

Supplemental disclosure of cash flow information:

Cash paid for interest	$16,088	$10,852

Cash paid for taxes	$-	$-

Supplemental disclosure of non cash investing and financing activities:

Cashless exercise of options	$-	$54,000

Reduction of related party note in connection with option exercise	$-	$43,790

Reduction of accrued interest in connection with option exercise	$-	$10,210

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

Net Income/(Loss) per Common Share

Basic and diluted net income per share are computed by dividing the net income/ (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the years.  Common stock equivalents consist of common stock issuable under the Company’s stock compensation plan for its employees and consultants. Common stock equivalents are not included in diluted loss per share calculations because they would be anti-dilutive.  There were no common stock equivalents during June 30, 2009 and December 31, 2008.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net profit of $37,745 for the six months ended June 30, 2009, however, has an accumulated deficit of $(11,459,691) and a working capital deficit of $(1,233,393) at June 30, 2009. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

During the six months ended June 30, 2009, the Company had the following notes payable to related parties transactions:

During 2009, ten promissory notes to Alex Genin, our chief executive officer, were paid off.  The total principal and interest paid on these notes were $18,400 and $5,360 respectively.  Two promissory notes originally due April and May 2009 bearing 8% interest for a total principal amount of $37,500 were extended three years.  None of these notes were collateralized.  As of June 30, 2009 the total principal amount due on all notes to Alex Genin is $175,000.

During 2009, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $2,500 promissory note which bear interest at the rate of 8% and which is due February 2012. In the same period, one promissory note with principal and interest of $ $3,000 and $978, respectively, was paid off.  None of these notes were collateralized.  As of June 30, 2009 the total principal amount due on all notes to Eastern Credit Limited, Inc. is $243,300.

During 2009, one promissory note to ECL Trading Co., Inc., a company controlled by Alex Genin, our chief executive officer, was partially paid. The total principal and interest paid on this note was $6,000 and $433, respectively.  This note was not collateralized.  As of June 30, 2009 the total principal amount due on notes to ECL Trading is $2,000.

During 2009, First National Petroleum, Corp., a company controlled by Alex Genin, our chief executive officer, made a loan to us under a $2,000 promissory note which bear interest at the rate of 8% and which is due April 2012.  A note for $7,500 originally due April 2009 which bear interest at the rate of 8% was extended three years. None of these notes were collateralized.  As of June 30, 2009 the total principal amount due on all notes to First National Petroleum is $16,500.

During 2009, a promissory note to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our chief executive officer, was partially paid.  The total principal and interest paid on this note were $2,400 and $1,695 respectively.  The remaining balance on this note is $7,000.  None of the notes to Pacific Commercial Credit were collateralized.  As of June 30, 2009 the total principal amount due on all notes to Pacific Commercial Credit is $85,000.

During 2009, a promissory note to Stromberg Development, Inc., a company owned by Alex Genin, our chief executive officer, was partially paid.  The total principal and interest paid on this note were $6,000 and $600 respectively.  The remaining balance on this note is $4,000.  None of the notes to Stromberg Development were collateralized.  As of June 30, 2009 the total principal amount due on all notes to Stromberg Development is $36,000.

During 2009, United Capital Group, Ltd., a company controlled by Alex Genin, our chief executive officer, extended three years, a $67,983 promissory note originally due March 2009 which bear interest at the rate of 8%. None of the notes to United Capital Group were collateralized.  As of June 30, 2009 the total principal amount due on all notes to United Capital Group is $198,983.

5.	Stock and Option Transactions

During the six months ended June 30, 2009, the company sold 0 shares of restricted common stock. Ten options to purchase up to 4,240,000 shares of our common stock were granted and four options to purchase up to 2,620,000 shares expired in the period. For the six month period ended June 30, 2009, the company recognized $52,450 in stock-based compensation. 1,020,000 options granted during the year end 2008, vest in May 2010 thus the compensation expense is recognized over the 24 month service period. Of the total 4,240,000 options granted during the six months ended June 30, 2009, 50,000 is immediately exercisable, 90,000 vest in December 2009, 100,000 vest in December 2010, and 4,000,000 vest in December 2011 thus the compensation expense is recognized over the applicable service period.

Fair value of the Company’s stock options was determined based upon the Black-Scholes option pricing model.  The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the period ended June 30, 2009: (i) average dividend yield of 0.00%; (ii) expected volatility of 380%,; (iii) expected life of 2 years; and (iv) estimated risk-free interest rate of 2.4%.

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

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date.  We recognized $52,450 stock-based compensation cost in the six months ended June 30, 2009 for the options and there were 0 shares of restricted stock issued to employees and others.

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

We are engaged in the design, production and sale of security systems for homeland security applications as well as home automation and video surveillance systems, including highly sophisticated marine video surveillance applications.  It is our intent to grow through the continued development and marketing of this new and innovative technology.

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

Projects in Florida

In March 2005, we signed a contract with the Dinerstein Companies, a large real estate developer, to provide a basic home automation/security package for their mid-rise project in Florida.  We are currently conducting upsell marketing efforts and have been able to secure an upsell option for 40% of the development.

Despite the real estate downturn, we are bidding on several hi-rise commercial building projects in Florida and believe that our efforts will bring contracts to provide CCTV/automation solutions for these projects.

Projects in Texas

We are bidding on large security projects with several Houston area school districts and are planning on marketing our products and capabilities to various government entities.

We are bidding on several high-rise condominium projects in the Houston area. The current economic conditions have hindered our efforts in successfully closing new deals with new luxury high-rise complexes in Houston to install a security solution as well as to design for the owners a new state-of-the-art “Concierge” Digital Living Automation software.  We believe are new opportunities for our home automation solutions.   We anticipate the hi-rise condo project will be a good source for the Company’s revenue through upsell activities, of which there can be no assurances.

We are also actively involved in several Houston hotels’ installation projects, predominantly Marriott and Hilton Hotels, as well as upscale residential projects in Houston.

We are considering launching our “Concierge” software platform nationwide.  We have had numerous discussions with integrators and hi-rise management companies that showed interest in purchasing our concierge platform.  As a result, we are developing strategies for selling and marketing the “Concierge” platform nationwide.  However, we are anticipating a market slowdown in home automation due to the current national economic crisis.

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

GOING CONCERN CONSIDERATION

Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We had a profit of $37,745 during the six months ended June 30, 2009. We also had positive cash flows from operations of $49,839 during the six months ended June 30, 2009.  However, we had an accumulated deficit of $(11,459,691) and a working capital deficit of $(1,233,393) at June 30, 2009.  These conditions raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

Recurring losses resulted in the accumulated deficit of $(11,459,691) at June 30, 2009. Revenues for the six months ended June 30, 2009 were $663,977 compared to revenues of $300,472 for the six months ended June 30, 2008. The increase in revenue is mainly attributable to our success in acquiring major projects as a result of our marketing efforts.

Our losses were attributable primarily to the developmental stage of our business. Our new focus has resulted in our further development of VIP Systems(TM) which has substantially improved our operating results.  Our revenues have significantly increased and we have shown a profit for the six months ended June 30, 2009.  However, we can provide no assurance that profitability will be sustainable.

COMPETITION

There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We cannot give any assurances that we will be able to successfully compete in this market.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

During the three months ended June 30, 2009, our revenues were $260,466 as compared to $209,785 for the three months ended June 30, 2008, which increase in revenues is attributable to our success in completing major projects.

During the three months ended June 30, 2009, selling, general and administrative expenses increased slightly by $3,246 or 2% to $185,054, from $181,918, as compared to the three months ended June 30, 2008. This is mainly attributable to  increases in payroll and stock and option compensation expenses offset by decreases in contracted and professional services.

During the three months ended June 30, 2009, we had a net loss of $51,612 as compared to a net loss of $136,743 in the three months ended June 30, 2008.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

During the six months ended June 30, 2009, our revenues were $663,977 as compared to $300,472 for the six months ended June 30, 2008, which increase in revenues is primarily due to our marketing activities.

During the six months ended June 30, 2009, selling, general and administrative expenses increased slightly by $6,115 or 2% to $350,568, from $344,455, as compared to the six months ended June 30, 2008. The net increase is mainly attributable to increased charges to stock and option compensation and rent expenses offset by decreases in charges to contracted and  professional services.

During the six months ended June 30, 2009, we had a net profit of $37,745 as compared to a net loss of $268,158 in the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had cash resources of $19,904. We estimate that during the three months ending September 30, 2009, our cash requirements will be approximately $270,000 (or approximately $90,000 per month). We believe that our revenue-producing operations will expand. Such an expansion of operations will require funding for pending contracts.  We anticipate raising additional capital through the sale of our stock or through borrowing.  Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2009 if funds are available: $100,000 for continued development of our home automation and video security business and $250,000 for marketing expenses.

During the six months ended June 30, 2009, we received $0 cash from the sale of our securities and $0 on exercise of options to purchase our shares.

During 2009, we had several loan transactions with Alex Genin, our Chief Executive Officer and Acting Chief Financial Officer and companies controlled or related to him.  Mr. Genin is a significant stockholder of the company.  The following is a summary of all the loan transactions through June 30, 2009

During 2009, ten promissory notes to Alex Genin, our Chief Executive Officer, were paid off.  The total principal and interest paid on these notes were $18,400 and $5,360 respectively.  Two promissory notes originally due in April and May 2009 bearing 8% interest for a total principal amount of $37,500 were extended three years.  None of these notes were collateralized.  As of June 30, 2009 the total principal amount due on all notes to Alex Genin is $175,000.

During 2009, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our Chief Executive Officer, made a loan to us under a $2,500 promissory note which bear interest at the rate of 8% and which is due in February 2012. In the same period, one promissory note with principal and interest of $3,000 and $978, respectively, was paid off.  None of these notes were collateralized.  As of June 30, 2009 the total principal amount due on all notes to Eastern Credit Limited, Inc. is $243,300.

During 2009, one promissory note to ECL Trading Co., Inc., a company controlled by Alex Genin, our Chief Executive Officer, was partially paid. The total principal and interest paid on this note was $6,000 and $433, respectively.  This note was not collateralized.  As of June 30, 2009 the total principal amount due on notes to ECL Trading is $2,000.

During 2009, First National Petroleum, Corp., a company controlled by Alex Genin, our Chief Executive Officer, made a loan to us under a $2,000 promissory note which bears interest at the rate of 8% and which is due in April 2012.  A note for $7,500 originally due in April 2009 which bears interest at the rate of 8% was extended three years. None of these notes were collateralized.  As of June 30, 2009 the total principal amount due on all notes to First National Petroleum, Corp. is $16,500.

During 2009, a promissory note to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $2,400 and $1,695 respectively.  The remaining balance on this note is $7,000.  None of these notes were collateralized.  As of June 30, 2009, the total principal amount due on all notes to Pacific Commercial Credit, Ltd. is $85,000.

During 2009, a promissory note to Stromberg Development, Inc., a company owned by Alex Genin, our Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $6,000 and $600 respectively.  The remaining balance on this note is $4,000.  None of the notes to Stromberg Development, Inc. were collateralized.  As of June 30, 2009 the total principal amount due on all notes to Stromberg Development is $36,000.

During 2009, United Capital Group, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, extended for three years a $67,983 promissory note originally due March 2009 which bears interest at the rate of 8%. None of the notes to United Capital Group, Ltd. were collateralized.  As of June 30, 2009 the total principal amount due on all notes to United Capital Group, Ltd. is $198,983.

In May 2008, one of the directors of the Company made a short term loan to us for a total principal amount of $18,000, bearing 6% interest, which is due in 2009.  This loan was not collateralized.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

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

Management noted no changes in the following material weaknesses stated in the 10-K:

1.
As of December 31, 2008, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

On October 8, 2008, J.W. Rogers, an investor, named the Company and Alex Genin, our Chief Executive Officer, parties to a lawsuit filed in the 295th Judicial District Court of Harris County, Texas alleging impropriety and fraud in a recent stock purchase.  We consider this to be a meritless lawsuit and are planning to file a motion for summary judgment.

On December 19, 2008, a lawsuit was filed against VIP Systems and Alex Genin, our Chief Executive Officer, by Brodson Construction for breach of contract as a sub-contractor for approximately $34,000 including damages.  We consider this to be a frivolous lawsuit and have retained an attorney to counter sue.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2009, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company.  We believe that each of these persons was knowledgeable about our operations and financial condition.

1.  During the six months ended June 30, 2009, ten options to purchase up to 4,240,000 shares of our common stock were granted to directors and seven employees of the Company at an exercise price ranging from $0.03 to $0.20.  These options were issued as consideration for services rendered to the Company.  Of the total 4,240,000 options, 50,000 are immediately exercisable, 90,000 vest in December 2009, 100,000 vest in December 2010, and 4,000,000 vest in December 2011.  These options expire 90 days after they vest.

Item 3. DEFAULT UPON SENIOR SECURITIES

On March 24, 2006, we signed a promissory note bearing interest of 0% due on May 30, 2007 to a sophisticated investor and issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) as collateral. The agreement allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We are in default of this Note and are currently in litigation.

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

First Capital International, Inc.

Date: August 4, 2009	By: /s/ Alex Genin
Alex Genin
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Financial Officer)