Form 10-Q
period 2009-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2009-11-12
CIK 1072842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
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

Number of shares outstanding as of the close of business on November 11, 2009:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	36,809,671

FIRST CAPITAL INTERNATIONAL, INC.
__________

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FIRST CAPITAL INTERNATIONAL, INC.

__________

Page

Unaudited Consolidated Financial Statements:

Unaudited Consolidated Balance Sheets as of September 30, 2009and December 31, 2008	F-3

Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008	F-4

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	F-5

Notes to Unaudited Consolidated Financial Statements	F-6

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
__________

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,845	$3,938
Accounts receivable	149,207	16,247
Employee receivables	3,771	11,786
Due from related parties	4,410	4,910

Total assets	$175,233	$36,881

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Credit card obligations and line of credit	$113,223	$125,292
Accounts payable and accrued liabilities	80,131	141,996
Accrued interest payable to related parties	211,559	174,008
Current portion of notes payable to related parties	203,945	68,314
Current portion of notes payable	-	55,235
Convertible notes payable to related parties	50,000	50,000
Convertible notes payable in default	500,000	500,000
Deferred revenue	193,562	155,025
Total current liabilities	1,352,420	1,269,870

Long Term Liabilities:
Notes payable	38,126	-
Notes payable to related parties, non-current	657,483	742,083
Total Long Term Liabilities	695,609	742,083

Total liabilities	2,048,029	2,011,953

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,500,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,809,671 and 36,809,671 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	36,810	36,810
Additional paid-in capital	9,560,723	9,481,055
Accumulated deficit	(11,474,829)	(11,497,437)

Total stockholders’ deficit	(1,872,796)	(1,975,072)

Total liabilities and stockholders’ deficit	$175,233	$36,881

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
__________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
System sales	$211,990	$228,436	$875,967	$514,908
Consulting services	-	-	-	14,000

Total revenue	211,990	228,436	875,967	528,908

Costs of sales:
Cost of systems	72,278	76,647	308,702	257,721
Cost of consulting services	-	-	-	2,800

Total cost of sales	72,278	76,647	308,702	260,521

Gross Margin	139,712	151,789	567,265	268,387

Selling, general and administrative expenses	135,205	176,468	485,772	520,923

Income/(Loss) from operations	4,507	(24,679)	81,493	(252,536)

Other expense:
Interest expense	(19,645)	(20,305)	(58,886)	(60,606)

Net income/( loss)	$(15,138)	$(44,984)	$22,607	$(313,142)

Basic and diluted net income/(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	36,809,671	36,775,617	36,809,671	36,207,212

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
__________

	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net income/(loss)	$22,607	$(313,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	79,668	13,108
Changes in operating assets and liabilities:
Accounts receivable	(132,959)	23,288
Employee receivable	8,015	(14,521)
Other current assets	500	(1,506)
Credit card obligations	(12,069)	19,161
Accounts payable and accrued liabilities	(61,865)	79,972
Accrued interest	37,551	35,142
Deferred income	38,538	(46,649)
Net cash provided by (used in) operating activities:	(20,014)	(205,147)

Cash flows from financing activities:
Payments of notes payable and long-term debt to related party	(58,579)	(84,933)
Proceeds from notes payable and long-term debt to related party	92,500	225,345
Proceeds from sale of common stock	-	62,865
Net cash provided by (used in) financing activities:	33,921	203,277

Net increase in cash and cash equivalents	13,907	(1,870)
Cash and cash equivalents, beginning of period	3,938	3,972

Cash and cash equivalents, end of period	$17,845	$2,102

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,428	$15,254
Cash paid for taxes	$-	$-
Supplemental disclosure of non cash investing and financing activities:
Cashless exercise of options	$-	$54,000
Cashless stock purchase	$-	12,000
Reduction of loan in connection with expense reimbursement	$17,109	$-
Reduction of accrued interest in connection with expense reimbursement	$1,150	$-
Reduction of loan in connection with stock purchase	$-	$16,765
Reduction of related party note in connection with option exercise	$-	$43,790
Reduction of accrued interest in connection with option exercise	$-	$10,210

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

The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Net Income/(Loss) per Common Share

Basic and diluted net income per share are computed by dividing the net income/ (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the years.  Common stock equivalents consist of common stock issuable under the Company’s stock compensation plan for its employees and consultants. Common stock equivalents are not included in diluted loss per share calculations because they would be anti-dilutive.  There were no common stock equivalents at September 30, 2009 and December 31, 2008.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net profit of $22,607 for the nine months ended September 30, 2009, however, has an accumulated deficit of $(11,474,829) and a working capital deficit of $(1,177,187) at September 30, 2009. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

During the nine months ended September 30, 2009, the Company had the following notes payable to related parties transactions:

During 2009, eleven promissory notes to Alex Genin, our Chief Executive Officer, were paid off.  The total principal and interest paid on these notes were $21,400 and $5,930 respectively.  Two promissory notes originally due April and May 2009 bearing 8% interest for a total principal amount of $37,500 were extended three years.  None of these notes were collateralized.  As of September 30, 2009 the total principal amount due on all notes to Alex Genin is $172,000.

During 2009, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our Chief Executive Officer, made a loan to us under a $2,500 promissory note which bear interest at the rate of 8% and which is due February 2012. In the same period, one promissory note with principal and interest of $ $3,000 and $978, respectively, was paid off.  None of these notes were collateralized.  As of September 30, 2009 the total principal amount due on all notes to Eastern Credit Limited, Inc. is $243,300.

During 2009, one promissory note to ECL Trading Co., Inc., a company controlled by Alex Genin, our Chief Executive Officer, was partially paid. The total principal and interest paid on this note was $6,000 and $433, respectively.  This note was not collateralized.  As of September 30, 2009 the total principal amount due on notes to ECL Trading is $2,000.

During 2009, First National Petroleum, Corp., a company controlled by Alex Genin, our Chief Executive Officer, made several loan to us under 13 promissory notes for a total principal amount of $90,000 which bear interest at the rate of 8% and which are due  between April and September 2012.  A note for $7,500 originally due April 2009 which bears interest at the rate of 8% was extended three years. None of these notes were collateralized.  As of September 30, 2009 the total principal amount due on all notes to First National Petroleum is $104,500.

During 2009, a promissory note to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $2,400 and $1,695 respectively.  The remaining balance on this note is $7,000.  None of the notes to Pacific Commercial Credit were collateralized.  As of September 30, 2009 the total principal amount due on all notes to Pacific Commercial Credit is $85,000.

During 2009, a promissory note to Stromberg Development, Inc., a company owned by Alex Genin, our Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $6,000 and $600 respectively.  The remaining balance on this note is $4,000.  None of the notes to Stromberg Development were collateralized.  As of September 30, 2009 the total principal amount due on all notes to Stromberg Development is $36,000.

During 2009, United Capital Group, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, extended three years, a $67,983 promissory note originally due March 2009 which bear interest at the rate of 8%. None of the notes to United Capital Group were collateralized.  As of September 30, 2009 the total principal amount due on all notes to United Capital Group is $198,983.

During 2009, Cathy George, a director of the company, extended one year an $18,000 short term loan and a $50,000 convertible note due November 2009, bearing 6% interest.  These loans were not collateralized.

5.	Stock and Option Transactions

During the nine months ended September 30, 2009, the company sold 0 shares of restricted common stock. Ten options to purchase up to 4,240,000 shares of our common stock were granted and four options to purchase up to 2,620,000 shares expired in the period. For the nine month period ended September 30, 2009, the Company recognized $79,668 in stock-based compensation. 1,020,000 options granted during the year end 2008, vest in May 2010 thus the compensation expense is recognized over the 24 month service period. Of the total 4,240,000 options granted during the nine months ended September 30, 2009, 50,000 are immediately exercisable, 90,000 vest in December 2009, 100,000 vest in December 2010, and 4,000,000 vest in December 2011 thus the compensation expense is recognized over the applicable service period.

Fair value of the Company’s stock options was determined based upon the Black-Scholes option pricing model.  The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the period ended September 30, 2009: (i) average dividend yield of 0.00%; (ii) expected volatility of 380%; (iii) expected life of 2 years; and (iv) estimated risk-free interest rate of 2.4%.

6.	Commitments and Contingencies

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

On August 21, 2009, a lawsuit was filed by Carnes Engineering, Inc. against the Company and Alex Genin, our Chief Executive Officer filed in the County Civil Court at Law No. 1 of Harris County, Texas, alleging non-payment for services performed in the Company’s main office amounting to approximately $19,000.  We consider this to be a groundless lawsuit and will vigorously defend the case.  Notification of this lawsuit was received on October 14, 2009.

7.	Major Customers

During the periods ended September 30, 2009 and 2008, three customers each accounted for  more than 10% of  revenue as follows:

	2009	2008

Customer 1	44%	27%
Customer 2	23%	19%
Customer 3	6%	11%

As of September 30, 2009, accounts receivable due from one of these customers represented 75% of the total balance.

8.	Subsequent Events

There were no subsequent events from the end of the quarter through November 13, 2009.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Please see unaudited consolidated financial statements beginning on page F-1

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

STOCK-BASED COMPENSATION

Beginning January 1, 2006, the Company adopted SFAS No. 123(R), “Accounting for Stock Based Compensation,” SFAS No. 123(R), which requires all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

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

Expected Volatility — The fair value of stock based payments is valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

Risk-Free Interest Rate — We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

Estimated Forfeitures — When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual option forfeitures.

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date.  We recognized $79,668 stock-based compensation cost in the nine months ended September 30, 2009 for the options and there were 0 shares of restricted stock issued to employees and others.

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

At the annual meeting of the stockholders held on July 14, 2006, the stockholders approved a 1-for-3 reverse split.  The effect of our reverse split is reflected in all references to the price of our common stock and the unaudited financial statements herein.

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

Projects in Florida

We are focusing on video surveillance business opportunities in Florida and are currently in negotiation to install security systems with several large properties.

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

We are bidding on several high-rise condominium projects in the Houston area. The current economic conditions have hindered our efforts in successfully closing new deals with new luxury high-rise complexes in Houston to install a security solution as well as to design for the owners a new state-of-the-art “Concierge” Digital Living Automation software.  We believe there are new opportunities for our home automation solutions.   We anticipate the hi-rise condo project will be a good source for the Company’s revenue through upsell activities, of which there can be no assurances.

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

Due to the current energy crises and significant rise in alternative energy projects worldwide, we are working on the development of a security concept for wind power and solar farm projects.  We believe we can market this alternative energy security concept worldwide.

GOING CONCERN CONSIDERATION

Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We had a profit of $22,607 during the nine months ended September 30, 2009. However, we had negative cash flows from operations of $20,014 during the nine months ended September 30, 2009. We also had an accumulated deficit of $(11,474,829) and a working capital deficit of $(1,177,187) at September 30, 2009.  These conditions raise substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

Recurring losses resulted in the accumulated deficit of $(11,474,829) on September 30, 2009.  Revenues for the nine months ended September 30, 2009 were $875,967 compared to revenues of $528,908 for the nine months ended September 30, 2008. The increase in revenue is mainly attributable to our success in acquiring major projects as a result of our marketing efforts.

Our losses were attributable primarily to the developmental stage of our business. Our new focus has resulted in our further development of VIP Systems(TM) which has substantially improved our operating results.  Our revenues have significantly increased and we have shown a profit for the nine months ended September 30, 2009.  However, we can provide no assurance that profitability will be sustainable.

COMPETITION

There are presently several major competitors in the home automation industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We cannot give any assurances that we will be able to successfully compete in this market.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

During the three months ended September 30, 2009, our revenues were $211,990 as compared to $228,436 for the three months ended September 30, 2008.

During the three months ended September 30, 2009, selling, general and administrative expenses decreased by $41,263 or 23% to $135,205, from $176,468 as compared to the three months ended September 30, 2008. This was mainly attributable to decreases in materials and contracted services partially offset by increases in payroll and option amortization and a one-time credit against health insurance and rent expenses.

During the three months ended September 30, 2009, we had a net loss of $15,138 as compared to a net loss of $44,984 in the three months ended September 30, 2008.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

During the nine months ended September 30, 2009, our revenues were $875,967 as compared to $528,908 for the nine months ended September 30, 2008, due to our marketing activities.

During the nine months ended September 30, 2009, selling, general and administrative expenses decreased by $35,151 or 7% to $485,772, from $520,923 as compared to the nine months ended September 30, 2008. The net decrease was mainly attributable to decreases in contracted services and professional fees and materials charges partially offset by increases in rent expense and option amortization and a one-time credit against health insurance and rent expenses.

During the nine months ended September 30, 2009, we had a net profit of $22,607 as compared to a net loss of $313,142 in the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had cash resources of $17,845. We estimate that during the three months ending December 31, 2009, our cash requirements will be approximately $270,000 (or approximately $90,000 per month). We believe that our revenue-producing operations will expand. Such an expansion of operations will require funding for pending contracts.  We anticipate raising additional capital through the sale of our stock or through borrowing.  Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

We currently have no material commitments for capital expenditures for our U.S. operations. We anticipate that the following expenditures will be made in 2009 if funds are available: $100,000 for continued development of our home automation and video security business and $250,000 for marketing expenses.

During the nine months ended September 30, 2009, we received $0 cash from the sale of our securities and $0 on exercise of options to purchase our shares.

During 2009, we had several loan transactions with Alex Genin, our Chief Executive Officer and Acting Chief Financial Officer and companies controlled or related to him.  Mr. Genin is a significant stockholder of the company.  The following is a summary of all the loan transactions through September 30, 2009:

During 2009, eleven promissory notes to Alex Genin, our Chief Executive Officer, were paid off.  The total principal and interest paid on these notes were $21,400 and $5,930 respectively.  Two promissory notes originally due April and May 2009 bearing 8% interest for a total principal amount of $37,500 were extended three years.  None of these notes were collateralized.  As of September 30, 2009 the total principal amount due on all notes to Alex Genin is $172,000.

During 2009, Eastern Credit Limited, Inc., a company controlled by Alex Genin, our Chief Executive Officer, made a loan to us under a $2,500 promissory note which bear interest at the rate of 8% and which is due February 2012. In the same period, one promissory note with principal and interest of $ $3,000 and $978, respectively, was paid off.  None of these notes were collateralized.  As of September 30, 2009 the total principal amount due on all notes to Eastern Credit Limited, Inc. is $243,300.

During 2009, one promissory note to ECL Trading Co., Inc., a company controlled by Alex Genin, our Chief Executive Officer, was partially paid. The total principal and interest paid on this note was $6,000 and $433, respectively.  This note was not collateralized.  As of September 30, 2009 the total principal amount due on notes to ECL Trading is $2,000.

During 2009, First National Petroleum, Corp., a company controlled by Alex Genin, our Chief Executive Officer, made several loan to us under 13 promissory notes for a total principal amount of $90,000 which bear interest at the rate of 8% and which are due between April and September 2012.  A note for $7,500 originally due April 2009 which bears interest at the rate of 8% was extended three years. None of these notes were collateralized.  As of September 30, 2009 the total principal amount due on all notes to First National Petroleum is $104,500.

During 2009, a promissory note to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $2,400 and $1,695 respectively.  The remaining balance on this note is $7,000.  None of the notes to Pacific Commercial Credit were collateralized.  As of September 30, 2009 the total principal amount due on all notes to Pacific Commercial Credit is $85,000.

During 2009, a promissory note to Stromberg Development, Inc., a company owned by Alex Genin, our Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $6,000 and $600 respectively.  The remaining balance on this note is $4,000.  None of the notes to Stromberg Development were collateralized.  As of September 30, 2009 the total principal amount due on all notes to Stromberg Development is $36,000.

During 2009, United Capital Group, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, extended three years, a $67,983 promissory note originally due March 2009 which bear interest at the rate of 8%. None of the notes to United Capital Group were collateralized.  As of September 30, 2009 the total principal amount due on all notes to United Capital Group is $198,983.

During 2009, Cathy George, a director of the company, extended one year an $18,000 short term loan and a $50,000 convertible note due November 2009, bearing 6% interest.  These loans were not collateralized.

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

On August 21, 2009, a lawsuit was filed by Carnes Engineering, Inc. against the Company and Alex Genin, our Chief Executive Officer filed in the County Civil Court at Law No. 1 of Harris County, Texas, alleging non-payment for services performed in the Company’s main office amounting to approximately $19,000.  We consider this to be a groundless lawsuit and will vigorously defend the case.  Notification of this lawsuit was received on October 14, 2009.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2009, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company.  We believe that each of these persons was knowledgeable about our operations and financial condition.

1.  During the nine months ended September 30, 2009, we received $0 cash from the sale of our securities and $0 on exercise of options to purchase our shares.

2.  During the nine months ended September 30, 2009, ten options to purchase up to 4,240,000 shares of our common stock were granted to directors and seven employees of the Company at an exercise price ranging from $0.03 to $0.20.  These options were issued as consideration for services rendered to the Company.  Of the total 4,240,000 options, 50,000 are immediately exercisable, 90,000 vest in December 2009, 100,000 vest in December 2010, and 4,000,000 vest in December 2011.  These options expire 90 days after they vest.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit 31.1 and 31.2- Certification of Chief Executive Officer and Acting Chief Financial Officer of First Capital International, Inc. required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

First Capital International, Inc.

Date: November 11, 2009	By: /s/ Alex Genin
Alex Genin
Chief Executive Officer and
Acting Chief Financial Officer and
Principal Financial Officer