Form 10-K
period 2009-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2010-04-16
CIK 1072842

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009
 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	CHECK WHETHER THE ISSUER IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

COMMISSION FILE NUMBER: 0-26271

FIRST CAPITAL INTERNATIONAL, INC.

Delaware	76-0582435
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2009 was $372,883.  As of April 13, 2010, there were 36,809,671 shares of common stock outstanding.

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

PROJECTS

During 2009, we completed several security installations at Marriott Hotel Group properties in Texas, Florida and Louisiana.   Our marketing efforts with the Marriott Hotel Group allowed us to secure contracts to install video surveillance systems in several Marriott Hotels in Florida and Texas.

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

In the broad market for services and support for the products offered by VIP systems, larger companies such as ADT, ACG, etc., takes the bulk of the market.  We rely to a large extent on previous customers and their network of contacts as well as exhibits and conferences.

There’s currently no government approval requirement for the products we offer.

EMPLOYEES

As of April 13, 2010, we had 9 employees.   No employees are represented by a union.  We believe that our employee relations are good.

ITEM 1A. RISK FACTORS

GOING CONCERN RISK

During 2009 and 2008, we were dependent on debt and equity raised from individual investors and related parties to sustain our operations.  We incurred net losses of $219,948 and $383,789 during the years ended December 31, 2009 and 2008, respectively.  We also had significant negative cash flows from operations during each of the years ended December 31, 2009 and 2008.  These factors combined with the cash requirements inherent in our businesses raise substantial doubt about our ability to continue as a going concern.  See Note 2 to our Consolidated Financial Statements.  Our long-term viability as a going concern is dependent upon three key factors as follows:

 - Our ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations;

 - Our ability to acquire or internally develop viable businesses; and

 - Our ability to ultimately achieve profitability and cash flows from operations in amounts that will sustain our operations.

As a result of potential liquidity problems, our auditors have added an explanatory paragraph in their opinion on our financial statements for the years ended December 31, 2009 and 2008, indicating that substantial doubt exists concerning our ability to continue as a going concern.

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

We incurred net losses of $219,948 and $383,789 during the years ended December 31, 2009 and 2008, respectively.  Recurring losses have produced an accumulated deficit of $11,717,385 at December 31, 2009.  Total revenue for the year ended December 31, 2009 was $905,841, an increase of $10,695, which represents a 1% increase from 2008 amounts.  Our revenue increase was attributable primarily to direct marketing activities.

Our new focus has resulted in further development of VIP Systems(TM) that we feel can further improve our operating results.  We believe that our revenues will increase, and that we will ultimately be profitable, although we can provide no assurance that profitability will occur.

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

RISK OF DILUTION UPON CONVERSION OF OPTIONS

At December 31, 2009, we had outstanding a total of 5,230,000 options to purchase our common stock at exercise price ranging between $0.03 to $0.20 per share.  These prices are within the current market prices.  If exercises or conversions occur, current shareholders will be subject to an immediate dilution in per share net tangible book value.

EFFECT ON MARKET RELATED TO SHARES ELIGIBLE FOR FUTURE SALE

At December 31, 2009, we had 36,809,671 outstanding shares, of which approximately 5,590,688 shares are free trading shares, and 31,218,983 shares are restricted securities as that term is defined in the Securities Act of 1933.  31,218,983 shares of our restricted common stock have been held for more than one year.  6,984,836 have been held by non-affiliates for more than one year and may be sold subject to volume restrictions.  We can make no prediction as to the effect that resale of our restricted common stock, or the availability of such shares for sale, will have on market prices.  The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our securities.

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

CONTROL BY MANAGEMENT AND CONFLICT OF INTERESTS

As of December 31, 2009, our Directors and executive officers and their respective affiliates collectively and beneficially owned approximately 66.1% of our outstanding common stock, including all warrants exercisable within 60 days.  This concentration of voting control gives our Directors and executive officers and their respective affiliates substantial influence over any matters which require a shareholder vote, including, without limitation, the election of Directors, even if their interests may conflict with those of other shareholders.  It could also have the effect of delaying or preventing a change in control of or otherwise discouraging a potential acquirer from attempting to obtain control of us.  This could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

ISSUANCE OF PREFERRED STOCK

We presently have authorized 20,000,000 shares of preferred stock, par value $.001 per share.  As of December 31, 2009 we had 4,500,000 shares of preferred stock outstanding.  The outstanding shares of preferred stock are convertible into approximately 82,400,000 shares of our common stock and are entitled to certain dividend rights.  The outstanding shares of preferred stock do not have any voting rights.  Our Board of Directors has the authority, without action or consent by the stockholders, to issue the authorized preferred stock in one or more series, to fix the number of shares in each series, and to determine the voting rights, preferences as to dividends and liquidation rights, conversion rights, and other rights of any series of preferred stock.  The shares of preferred stock could adversely affect the rights of the holders of common stock and could prevent holders of common stock from receiving a premium upon the sale of the common stock.  For example, an issuance of preferred stock could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over our common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock.

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

INTELLECTUAL PROPERTY

We seek patent protection on our core technologies, applications and improvements of these technologies and on related inventions that will help ensure our access to desired markets.  As of April 13, 2010, we owned one patent.  Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business.  Consistent with our business plans, we have focused since 2002 on building and protecting our patent estate in automation and remote management control.  Our issued patent has an expiration date of September 6, 2021.

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

ITEM 2.  PROPERTIES

Our principal executive offices are located at 5120 Woodway, Suite 9024, Houston, Texas 77056, in approximately 2,123 square feet of office space which is leased, on a 5-year contract basis expiring January 31, 2012 for $3,822 per month.  We believe that our offices are adequate for our present and future needs.

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

On October 8, 2008, J.W. Rogers, an investor, named the Company and Alex Genin, our Chief Executive Officer, parties to a lawsuit filed in the 295th Judicial District Court of Harris County, Texas alleging impropriety and fraud in a recent stock purchase.  We consider this to be a meritless lawsuit and have filed a motion to remove ourselves from this lawsuit.

On December 19, 2008, a lawsuit was filed against VIP Systems and Alex Genin, our Chief Executive Officer, by Brodson Construction for breach of contract as a sub-contractor for approximately $34,000 including damages.  We consider this to be a frivolous lawsuit and have retained an attorney to counter sue.  The lawsuit is currently in process thus no probable outcome is known at this time. As such, no accrual is recorded at December 31, 2009.

On August 21, 2009, a lawsuit was filed by Carnes Engineering, Inc. against the Company and Alex Genin, our Chief Executive Officer filed in the County Civil Court at Law No. 1 of Harris County, Texas, alleging non-payment for services performed in the Company’s main office amounting to approximately $19,000.  Management intends to settle however the amount is currently in negotiations. Thus, the maximum liability of $19,000 is accrued and included in the total accounts payable and accrued liabilities balance of $110,178 at December 31, 2009.

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

QUARTER ENDED	HIGH	LOW
March 31, 2008	$0.11	$0.11
June 30, 2008	$0.07	$0.07
September 30, 2008	$0.15	$0.15
December 31, 2008	$0.07	$0.05

March 31, 2009	$0.20	$0.20
June 30, 2009	$0.05	$0.03
September 30, 2009	$0.09	$0.08
December 31, 2009	$0.025	$0.025

On December 31, 2009, the closing price on our common stock was $0.025 per share and at that date there were approximately 1,040 shareholders of record of our common stock.  Our transfer agent is OTC Stock Transfer, Inc., 321 East 2100 South, Suite 3, Salt Lake City, UT 84115; tel. (801) 485-555, fax (801) 486-0562.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants and the remaining shares available for future issuance as of December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-0-	$	N/A	-0-
Equity compensation plans not approved by security holders	5,230,000		$0.04	157,960,329
Total	5,230,000		$0.04	157,960,329

For information relating to the equity compensation plans reference is made to Footnote 9 to our Financial Statements, Stockholders' Equity - Stock Options

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable,

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

STOCK-BASED COMPENSATION

Beginning January 1, 2006, the Company adopted current accounting guidance which requires all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period). The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies. The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

The Company from time to time may issue stock options, warrants and restricted stock to acquire goods or services from third parties. Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by current accounting guidance. In accordance with current accounting guidance, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

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

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date.  We recognized $106,625 stock-based compensation cost in the year ended December 31, 2009 for the options and there were 0 shares restricted stock issued to employees and others.

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

YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

During the year ended December 31, 2009, our revenue was $905,841 as compared to $895,146 for the year ended December 31, 2008.  Our revenue increase was attributable primarily to our marketing activities.

During the year ended December 31, 2009, cost of system sales decreased by $144,718 to $321,102 from $465,820 as reported in December 31, 2008 due to more labor intensive projects and lesser material costs associated with these projects.  Operating and general expenses decreased to $724,100 during the year ended December 31, 2009 from $730,922 as reported in the year ended December 31, 2008 due to decreases in bonuses, contracted services, professional fees and travel partially offset by increases in payroll and rent expenses.

During the year ended December 31, 2009 and 2008 we recognized stock and share based compensation of $106,625 and $22,205, respectively.  The issuance of common stock and share based compensation to employees and officers increased in 2009.

During the year ended December 31, 2009, we had a net loss of $219,948 as compared to a net loss of $383,789 in the year ended December 31, 2008.  The decrease is primarily due to more labor intensive projects along with equipments installed with lower materials costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had cash resources of $4,442.  We estimate that during the year 2010, our cash requirements will be approximately $1,080,000, or $270,000 per quarter.  We believe that we will have positive cash flow from operations in 2010 and our revenue-producing operations will expand significantly.  Such an expansion of operations would require that we raise a substantial amount of capital (cash) through the sale of our stock or through borrowing.  Although we plan to obtain additional financing through the sale of our common stock and by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

During the year 2009, we raised $0 in cash from the sale of our securities.  We will ultimately need to produce enough positive cash flows from operations to meet our long-term capital needs.

We currently have no material commitments for capital expenditures for our U.S. operations.  We anticipate that the following expenditures will be made in 2010 if funds are available: $100,000 for continued development of our automation business; and $250,000 for marketing expenses.

During 2009 and 2008 the Company obtained loans (Note 4 of our Financial Statements) from Alex Genin and companies Mr. Genin owns or controls.  Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer.  During 2009 and 2008, interest charged on notes payable to related parties were $66,915 and $63,353 respectively.

During 2009, thirteen promissory notes to Alex Genin, our Chief Executive Officer, were paid off.  The total principal and interest paid on these notes were $27,400 and $7,039 respectively.  Two promissory notes originally due April and May 2009 bearing 8% interest for a total principal amount of $37,500 were extended three years.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Alex Genin is $166,000.

During 2009, Eastern Credit Limited, Inc., a company owned by Alex Genin, our Chief Executive Officer, made a loan to us under a $2,500 promissory note which bear interest at the rate of 8% and which is due February 2012. In the same period, one promissory note with principal and interest of $ $3,000 and $978, respectively, was paid off.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Eastern Credit Limited, Inc. is $243,300.

During 2009, one promissory note to ECL Trading Co., Inc., a company owned by Alex Genin, our Chief Executive Officer, was partially paid. The total principal and interest paid on this note was $7,500 and $433, respectively.  This note was not collateralized.  As of December 31, 2009 the total principal amount due on notes to ECL Trading is $500.

During 2009, First National Petroleum, Corp., a company owned by Alex Genin, our Chief Executive Officer, made several loans to us under 24 promissory notes for a total principal amount of $153,500 which bear interest at the rate of 8% and which are due between April and December 2012.  A note for $7,500 originally due April 2009 which bears interest at the rate of 8% was extended three years. None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to First National Petroleum is $168,000.

During 2009, a promissory note to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $2,400 and $1,695 respectively.  The remaining balance on this note is $7,000.  None of the notes to Pacific Commercial Credit were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Pacific Commercial Credit is $85,000.

During 2009, Stromberg Development, Inc., a company owned by Alex Genin, our Chief Executive Officer, made a loan to us under an $800 promissory note which bear interest at the rate of 8% and which is due December 2012.  A promissory note was partially paid.  The total principal and interest paid on this note were $6,000 and $600 respectively.  The remaining balance on this note is $4,000.  None of the notes to Stromberg Development were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Stromberg Development is $36,800.

During 2009, United Capital Group, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, extended three years, a $67,983 promissory note originally due March 2009 which bear interest at the rate of 8%. None of the notes to United Capital Group were collateralized.  As of December 31, 2009 the total principal amount due on all notes to United Capital Group is $198,983.

During 2009, Cathy George, one of our directors, extended 18 months an $18,000 short term loan and a $50,000 convertible note originally due November 2009, bearing 6% interest.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Cathy George is 68,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by this item is included as set forth beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by M&K CPAS, PLLC for the fiscal years ended December 31, 2009 and 2008.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

•
As of December 31, 2009, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors was not in place.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•
As of December 31, 2009, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

•
As of December 31, 2009, effective controls over transactions were not maintained.  Specifically, controls were not designed and in place to ensure that contingences were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT OUR DIRECTORS AND EXECUTIVE OFFICERS

As of December 31, 2009 and to date our Directors and Executive Officers were as follows:

NAME AND ADDRESS	AGE	POSITION	SINCE

Alex Genin 5120 Woodway Dr. Suite 9024 Houston, TX 77056	58	Director, Chairman, CEO, CFO and President	August, 1998

Cathy K. George 5120 Woodway Dr. Suite 9024 Houston, TX 77056	59	Director	August, 2006

Merrill P. O'Neal 5120 Woodway Dr. Suite 9024 Houston, TX 77056	81	Director	December, 2001

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

BOARD OF DIRECTORS

We had one meeting of the Board of Directors during the fiscal year ended December 31, 2009, and the Board of Directors took action by unanimous written consent 2 times during that period.  Mr. Genin is our only Director who is also an officer.  The Board of Directors does not currently have audit committee or any other committees.  We believe this structure is adequate for the size of our company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers, and persons who own beneficially more than ten percent of our common stock, to file reports of their stock ownership and changes of their stock ownership with the Securities and Exchange Commission.  Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended December 31, 2009.

CODE OF ETHICS

We have adopted a Code of Ethics for directors, officers (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and employees.  The copy of the Code of Ethics was previously filed with our Form 10-KSB for the fiscal year ending December 31, 2003, and is attached hereto as Exhibit 14.1.

ITEM 11.  EXECUTIVE COMPENSATIO N

The following sets forth all forms of compensation paid to our executive officers for the years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Genin Director,	2009	$68,080	$-0-	$-0-	$150,000	(1)	$-0-	$-0-	$-0-	$218,080
Chairman, CEO and President	2008	$32,560	$-0-	$-0-	$-0-		$-0-	$-0-	$-0-	$32,560

 (1) During 2009, we issued a three-year option to purchase up to 3,000,000 shares of our restricted common shares exercisable 90 days prior to expiration as compensation to Mr. Genin.  This option has an exercise price of $0.03 per share and expires on March 17, 2012.  We valued this transaction at $150,000.  During the same period an option to purchase up to 2,000,000 shares at $0.05 per share expired.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END DECEMBER 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alex Genin Director, Chairman, CEO and President	3,000,000	-0-	-0-	$0.03	3/17/2012	3,000,000	(1)	$150,000	-0-	$-0-

(1) A three-year option to purchase up to 3,000,000 shares of our restricted common shares to expire on March 17, 2012 issued to Mr. Genin during 2009 vests and is exercisable 90 days prior to expiration.

DIRECTOR COMPENSATION 2009

We do not currently pay any board compensation.

Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Genin	$0	$-0-	$0	$-0-	$-0-	$-0-	$0
Cathy George	$0	$-0-	$4,763	$-0-	$-0-	$-0-	$4,763
Merrill O’Neal	$0	$-0-	$4,763	$-0-	$-0-	$-0-	$4,763

EMPLOYMENT AGREEMENTS

We do not have an employment contract with any of our employees.  We provide standard compensation to non-executive employees and a non-defined bonus system based on performance.  We presently intend to negotiate an employment contract with Alex Genin which would require the Board approval; however, no terms have been discussed at this time.

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

REPRICING OF OPTIONS
None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2009, with respect to the beneficial ownership of shares of common stock by: (i) each person who is known to us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  At December 31, 2009, we had outstanding 36,809,671 shares of common stock, and 4,500,000 outstanding shares of preferred stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Common stock	Alex Genin – Director, CEO, Acting CFO, President 5120 Woodway, Suite 9024 Houston, Texas 77056	83,401,579	(1)(2)(3)	70.00%

Common Stock	Cathy K. George - Director 5120 Woodway, Suite 9024 Houston, Texas 77056	970,333	(4)	0.81%

Common Stock	Merrill P. O'Neal - Director 5120 Woodway, Suite 9024 Houston, Texas 77056	58,334	(4)	0.05%

Common Stock	All officers and directors as a Group—Three Persons	84,430,246		70.82%

Common Stock	First National Petroleum 5120 Woodway Dr., Suite 9024 Houston, TX 77056	121.533	(1)	0.10%

Common Stock	Baltoil Ltd 50 Town Range, Suite 7B Gibraltar	202,145	(1)	0.17%

Common Stock	Eurocapital Group, Ltd 19 Peel Road Douglas, Isle of Man British Isles 1M1 4LS	8,500,000	(1)	7.13%

Common Stock	Pacific Commercial Credit Ltd 13/F Silver Fortune Plaza 1 Wellington Street Central, Hong Kong	1,384,900	(1)	1.16%

Common Stock	United Capital Group Limited 50 Town Range, Suite 7B Gibraltar	67,504,666	(1)(2)	56.63%

Preferred stock	Alex Genin – Director, CEO, Acting CFO, President 5120 Woodway, Suite 9024 Houston, Texas 77056	1,500,000	(1)(3)	33.3%

Preferred Stock	Cathy K. George - Director 5120 Woodway, Suite 9024 Houston, Texas 77056	0		0.0%

Preferred Stock	Merrill P. O'Neal - Director 5120 Woodway, Suite 9024 Houston, Texas 77056	0		0.0%

Preferred Stock	All officers and directors as a Group—Three Persons	1,500,000		33.3%

Preferred Stock	United Capital Group Limited 50 Town Range, Suite 7B Gibraltar	1,500,000		33.3%

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

(2) Includes 60,000,000 shares of our common stock which would be issuable at 50% of market but not more than $0.15 through $0.195 per share upon the conversion of 1,500,000 shares of preferred stock held by United Capital Group Limited.

(3) Shares owned by United Capital Group Limited.

(4)  Includes option to purchase up to 25,000 of our common stock at $0.20 per share.

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

During 2009, we received approximately $156,800 in loans from Mr. Genin, our Chief Executive Officer and companies owned or controlled by him.  We repaid approximately $46,300 in the same period.  The principal due under these loans as of December 31, 2009 was $966,583.  The following is a summary of all loan transactions with related parties for 2009:

During 2009, thirteen promissory notes to Alex Genin, our Chief Executive Officer, were paid off.  The total principal and interest paid on these notes were $27,400 and $7,039 respectively.  Two promissory notes originally due April and May 2009 bearing 8% interest for a total principal amount of $37,500 were extended three years.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Alex Genin is $166,000.

During 2009, Eastern Credit Limited, Inc., a company owned by Alex Genin, our Chief Executive Officer, made a loan to us under a $2,500 promissory note which bear interest at the rate of 8% and which is due February 2012. In the same period, one promissory note with principal and interest of $ $3,000 and $978, respectively, was paid off.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Eastern Credit Limited, Inc. is $243,300.

During 2009, one promissory note to ECL Trading Co., Inc., a company owned by Alex Genin, our Chief Executive Officer, was partially paid. The total principal and interest paid on this note was $7,500 and $433, respectively.  This note was not collateralized.  As of December 31, 2009 the total principal amount due on notes to ECL Trading is $500.

During 2009, First National Petroleum, Corp., a company owned by Alex Genin, our Chief Executive Officer, made several loans to us under 24 promissory notes for a total principal amount of $153,500 which bear interest at the rate of 8% and which are due between April and December 2012.  A note for $7,500 originally due April 2009 which bears interest at the rate of 8% was extended three years. None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to First National Petroleum is $168,000.

During 2009, a promissory note to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $2,400 and $1,695 respectively.  The remaining balance on this note is $7,000.  None of the notes to Pacific Commercial Credit were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Pacific Commercial Credit is $85,000.

During 2009, Stromberg Development, Inc., a company owned by Alex Genin, our Chief Executive Officer, made a loan to us under an $800 promissory note which bear interest at the rate of 8% and which is due December 2012.  A promissory note was partially paid.  The total principal and interest paid on this note were $6,000 and $600 respectively.  The remaining balance on this note is $4,000.  None of the notes to Stromberg Development were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Stromberg Development is $36,800.

During 2009, United Capital Group, Ltd., a company controlled by Alex Genin, our Chief Executive Officer, extended three years, a $67,983 promissory note originally due March 2009 which bear interest at the rate of 8%. None of the notes to United Capital Group were collateralized.  As of December 31, 2009 the total principal amount due on all notes to United Capital Group is $198,983.

During 2009, Cathy George, a director of us, extended 18 months an $18,000 short term loan and a $50,000 convertible note originally due November 2009, bearing 6% interest.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Cathy George is 68,000.

DIRECTOR INDEPENDENCE

Alex Genin is our Director, Chief Executive Officer and Principal Financial Officer and therefore is not an independent Director pursuant to Item 407(a) of Regulation S-K., Merrill P. O’Neal and Cathy George are independent Directors under the independence standards applicable to the registrant under paragraph (a) of the Item 407 of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Our auditors, M&K CPAS, PLLC, billed us in the aggregate amount of $19,400 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Form 10-Qs and Form 10-K for the year ended December 31, 2009 and $22,500 for the year ended December 31, 2008.

AUDIT-RELATED FEES

Our auditors did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2009 and December 31, 2008.

TAX FEES

Our auditors did not bill us for, nor perform professional services rendered for tax related services for the fiscal years ended December 31, 2009 and December 31, 2008.

ALL OTHER FEES

We were not billed for any other professional services for the fiscal years ended December 31, 2009 and December 31, 2008.

PART IV

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

Signature	Title	Date

/s/ Alex Genin	Director,	April 13, 2010
Alex Genin	Chief Executive Officer and Principal Financial Officer

/s/ Merrill P. O'Neal	Director	April 13, 2010
Merrill P. O'Neal

/s/ Cathy K. George	Director	April 13, 2010
Cathy K. George

FIRST CAPITAL INTERNATIONAL, INC.
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For the years ended December 31, 2009 and 2008

FIRST CAPITAL INTERNATIONAL, INC.

__________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To	the Board of Directors
First Capital International, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of First Capital International, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit and of cash flows for the years then ended. These financial statements are the responsibility of the management of First Capital International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital International, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

Houston, Texas

April 13, 2010

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008
_________

ASSETS	December 31, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$4,442	$3,938
Accounts receivable	59,289	16,247
Employee receivables	2,385	11,786
Due from related parties, net of allowance of $3,730 and $0 as of December 31, 2009 and 2008, respectively	681	4,910

Total assets	$66,797	$36,881

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Credit cards obligations and line of credit	$113,574	$125,292
Accounts payable and accrued liabilities	110,178	141,996
Accrued interest payable to related parties	228,662	174,008
Current portion of notes payable to related parties	281,344	68,314
Current portion of notes payable	-	55,235
Convertible notes payable to related parties	50,000	50,000
Convertible notes payable	500,000	500,000
Deferred revenue	196,525	155,025
Total current liabilities	1,480,283	1,269,870

Long term liabilities:
Notes payable	38,126	-
Notes payable to related parties, non-current	636,783	742,083
Total long term liabilities	674,909	742,083

Total liabilities	2,155,192	2,011,953

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 4,500,000 shares issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 36,809,671 shares issued and outstanding as of December 31 2009 and 2008, respectively	36,810	36,810
Additional paid-in capital	9,587,680	9,481,055
Accumulated deficit	(11,717,385)	(11,497,437)
Total stockholders’ deficit	(2,088,395)	(1,975,072)

Total liabilities and stockholders’ deficit	$66,797	$36,881

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008
__________

	2009	2008
Revenue:
System sales	$905,841	$881,146
Consulting Fees	-	14,000

Total revenue	905,841	895,146

Costs of sales:
Cost of systems	321,102	463,020
Cost consulting services	-	2,800

Total cost of sales	321,102	465,820

Gross Margin	584,739	429,326

Selling, general and administrative expenses	724,100	730,922

Loss from operations	(139,361)	(301,596)

Other expense:
Interest expense	(80,587)	(82,193)

Net loss	$(219,948)	$(383,789)
Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average shares outstanding	36,809,671	36,457,577

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2009 and December 31, 2008
__________

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stock-Holders’ Deficit
Balance at December 31, 2007	4,500,000	$4,500	35,337,005	$35,337	$9,337,726	$(6,265)	$(11,113,648)	$(1,742,350)

Common stock issued for cash	-	-	447,666	448	56,152	-	-	56,600
Common stock issued as repayment of loan	-	-	1,025,000	1,025	64,975	-	-	66,000
Amortization of employee option compensation	-	-	-	-	22,202	-	-	22,202
Payment of subscription receivable	-	-	-	-	-	6,265	-	6,265
Net loss	-	-	-	-	-	-	(383,789)	(383,789)
Balance at December 31, 2008	4,500,000	$4,500	36,809,671	$36,810	$9,481,055	$-	$(11,497,437)	$(1,975,072)

Compensatory stock options issued to Officers and Directors	-	-	-	-	9,525	-	-	9,525
Amortization of employee option compensation	-	-	-	-	55,433			55,433
Amortization of officers and directors option compensation	-	-	-	-	41,667	-	-	41,667
Net loss	-	-	-	-	-	-	(219,948)	(219,948)
Balance at December 31, 2009	4,500,000	$4,500	36,809,671	$36,810	$9,587,680	$-	$(11,717,385)	$(2,088,395)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008
__________

	2009	2008

Cash flows from operating activities:
Net loss	$(219,948)	$(383,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	106,625	22,202
Changes in operating assets and liabilities:
Accounts receivable	(43,042)	38,076
Employee receivable	9,401	13,647
Due from related party	4,229	25
Accounts payable and accrued liabilities	(5,990)	77,553
Deferred revenue	41,500	26,338
Net cash used in operating activities	(107,225)	(205,948)

Cash flows from financing activities:
Proceeds from notes payable to related party	156,359	243,682
Proceeds from sale of common stock	-	62,865
Payments of notes payable	-	-
Payments of notes payable and long-term debt to related party	(48,630)	(100,633)
Net cash provided by financing activities	107,729	205,914

Net decrease in cash and cash equivalents	504	(34)

Cash and cash equivalents, beginning of period	3,938	3,972

Cash and cash equivalents, end of period	$4,442	$3,938

Supplemental disclosure of cash flow information:

Cash paid for interest	$27,027	$17,068
Cash paid for income taxes	$-	$-

Supplemental disclosure of non cash investing and financing activities:
Reduction of loan in connection with expense reimbursement	$17,109	$-
Reduction of accrued interest in connection with expense reimbursement	$1,150	$-
Reduction of loan in connection with stock purchase	$-	$12,000
Reduction of related party note in connection with option exercise	$-	$3,790
Reduction of accrued interest in connection with option exercise	$-	$10,210

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2009 and 2008.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers.  The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Accounts receivable are ordinarily due 30 days after the issuance of the invoice.  No interest is charged on the past due accounts.  Accounts past due more than 90 days are considered delinquent.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts was $3,730 and $0 as of December 31, 2009 and 2008 respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions issued by the FASB for share based payment using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value  and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated. The options and warrants are valued using the Black Scholes model.

As a result the adoption on January 1, 2006, the Company recognized pre-tax compensation expense related to stock options of $106,625 and $22,202 for the period ending December 31, 2009 and 2008, respectively.

Net Loss Per Common Share

Basic and diluted net loss per share are computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the years. Common stock equivalents consist of common stock issuable under The Company's stock compensation plan for its employees and consultants. Common stock equivalents are not included in diluted loss per share calculations because they would be anti-dilutive. There were no common stock equivalents during 2009 and 2008.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“U. S. GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending December 31, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as SFASs, EITFs and FSPs.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations and cash flows.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company suffered losses of $219,948 and $383,789 in 2009 and 2008, respectively, has an accumulated deficit of $11,717,385 and a working capital deficit of $1,413,486 and $1,232,989 at December 31, 2009 and 2008, respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

3.	Credit Card Obligations and Line of Credit

Credit card obligations and line of credit totaled $113,574 and $125,292 at December 31, 2009 and 2008, respectively. Credit card obligations and Line of Credit under agreements provide credit of up to $126,000.  These obligations bear interest at rates ranging from 8.00% to 26% per year and are not collateralized. The weighted average interest rate as of December 31, 2009 was 18.94%. Interest charges from credit cards obligations and line of credit for 2009 is approximately $13,600.
.
4.	Notes Payable

Notes payable to related parties were as follows:

	2009	2008

Notes payable to Alex Genin, the Company’s Chief Executive Officer, who is a major stockholder. These notes bear interest at rates ranging from 6.0 to 8.0% per year, and are due at various dates between August 2010 and October 2013. These notes are not collateralized.	$166,000	$194,629
Notes payable to corporations controlled by Alex Genin, the Company’s Chief Executive Officer, bearing 8% interest per year and are due at various dates between April 2010 and March 2012. These notes are not collateralized.	284,589	353,968
Notes payable to companies owned by the Company’s Chief Executive Officer, who is a major stockholder of the company. These notes bear interest at rates ranging from 6.0% to 8.0% per year and are due at various dates between April 2010 and December 2012. These notes are not collateralized.	449,539	243,800
Notes payable to one of the company’s directors where one of the note’s principal plus interest is convertible to 200,000 shares upon maturity and classified on the balance sheet as convertible note payable. These notes bear 6% interest per year and are due in May 2011. These notes are not collateralized.	68,000	68,000

	$968,128	$860,397

Notes payable to non-related parties were as follows:

Notes payable to investor
These notes bear interest at 0% per year and are due at May 30, 2007. Interest was not imputed on this note as the Company is in default. See Note 7. This note is secured by all assets of the Company.	500,000	500,000

Notes payable to investors
These notes bear interest at 5% per year and are due at August and September 2011. These notes are not collateralized.	38,126	55,235
	$538,126	$555,235

Total Debt	$1,506,253	$1,415,632
Less current portion	(831,344)	(673,549)

Total Long Term Debt	$674,909	$742,083

Total Interest Accrued	$66,915	$63,353

Total Interest Paid on Notes Payable	$11,111	$6,383

Principal maturities during the next four years are as follows:

Year Ended
December 31,

2010	$781,345
2011	267,126
2012	357,783
2013	100,000

$1,506,254

5.	Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2009 and 2008 respectively, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of $7,584,323 and 7,471,000 which expire in 2009 through 2029.

The composition of deferred tax assets and the related tax effects at December 31, 2009 are as follows:

Net operating losses carry forward	$2,578,670

Valuation allowance	(2,578,670)

Net deferred tax assets	$-

6.	Operating Lease

The Company leases three separate office spaces under operating leases with terms ranging from 12 months to five years at a rate per month ranging from $1,175 to $3,822.  The five year lease for the head office provides for renewal options, payment of taxes and utilities by the Company and charges for increases for certain costs to the landlord.  Rental expense under the operating leases was $104,717 and $93,330 during the years ended December 31, 2009 and 2008, respectively.

Minimum annual lease payments due under these leases with original lease terms of greater than one year and expiration dates subsequent to December 31, 2009 are as follows:

Year Ended
December 31,

2010	$75,660
2011	$59,966
2012	$17,922
2013	$-

Total minimum lease payments	$153,548

7.	Convertible Note Payable

On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after the 1-for-3 reverse split) to a sophisticated investor as collateral for the note payable bearing 0% interest and due on May 30, 2007.  The agreement allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal will reduce the principal balance of $500,000.  The promissory note is also secured by all assets of the Company.  In accordance with current accounting standards, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We are in default of this

Note and are currently in litigation.

On November 1, 2007, one of the directors made a $50,000 loan to the company bearing 6% interest due on May 1, 2011.  Upon maturity, the loan, principal plus interest is convertible to 200,000 of its restricted common (Rule 144) shares.  Interest accrued for 2009 and 2008 is $2,992 and $3,000 respectively.

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

Arrearage in cumulative preferred dividends as of December 31, 2009 was approximately $2,138.

The outstanding preferred stocks do not have any voting rights or any liquidation preferences.

Common Stock

The Company did not issue any shares of its common stock during the year ended December 31, 2009.

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

During the years ended December 31, 2009 and 2008, the Company issued non-qualified options to investors, employees, officers and directors.  For options issued during the year ended December 31, 2009, 50,000 options are immediately exercisable and 5,130,000 options are exercisable 90 days prior to expiration for shares of our common stock with exercise period ranging from one year to three years.  The table below summarizes the annual activity in the Company’s stock options:

	Options	Exercise Price	Weighted Avg Exercise Price

Balance at December 31, 2007	3,865,005	$0.04 to $0.11	$0.05

Granted to employees, officers and directors	1,130,000	$0.06	$0.06
Granted to others	-	-	-
Exercised	(900,000)	$0.06	$0.06
Cancelled or expired	(455,000)	$0.06 to $0.11	$0.07

Balance at December 31, 2008	3,640,000	$0.04 to $0.11	$0.05

Granted to employees, officers and directors	4,240,000	$0.03 to $0.20	$0.03
Granted to others	-	-	-
Exercised	-	-	-
Cancelled or expired	(2,650,000)	$0.04 to $0.06	$0.05

Balance at December 31, 2009	5,230,000	$0.03 to $0.20	$0.04

Fair value of the Company’s stock options was determined based upon the Black-Scholes option pricing model.  The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the year ended December 31, 2009: (i) average dividend yield of 0.00%; (ii) expected volatility of 378%;
(iii) expected life of 2 years; and (iv) estimated risk-free interest rate of 1.18%.

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

Outstanding stock options expiring July 2010 are exercisable starting May 2010.  A summary of outstanding stock options at December 31, 2009 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years) Price	Exercise

90,000	March 2010	0.2	0.05
50,000	May 2010	0.3	0.20
990,000	July 2010	0.5	0.06
100,000	March 2011	1.2	0.05
4,000,000	March 2012	2.2	0.06
5,230,000

The weighted average grant date fair value of options granted during the years ended December 31, 2009 and 2008 was $0.05 and $0.07 per share, respectively.  Total fair value of options granted during the years ended December 31, 2009 and 2008 were $218,696 and $68,904, respectively. Of the 4,240,000 options granted during the year end 2009, 50,000 vest immediately and expire on May 2010, 4,190,000 vest 90 days prior to expiration and expire ranging between 12 months and 36 months thus the compensation expense is recognized over the respective vesting service period. As of December 31, 2009, the Company recognized $106,625 in stock based compensation.

During 2009 and 2008, the Company received $0 and $0 from employees upon the exercise of options and no tax benefits was recognized in the financial statements.  The Company issued shares to Alex Genin, its Chief Executive Officer upon exercise of options valued at $54,000 as reduction of loans in 2008.

10.	Related Party Transactions

During the years ended December 31, 2009 and 2008, the Company engaged in certain related party transactions as follows:

During 2009 and 2008 the Company obtained loans (Note 4) from Alex Genin and companies Mr. Genin owns or controls.  Mr. Genin is a significant stockholder of the Company and its Chief Executive Officer.  The Company also received loans from one other director.  During 2009 and 2008, interest charged on notes payable to related parties were $66,915 and $63,353 respectively.  The following is a summary of all the loan transactions through December 31, 2009:

During 2009, thirteen promissory notes to Alex Genin, the Company’s Chief Executive Officer, were paid off.  The total principal and interest paid on these notes were $27,400 and $7,039 respectively.  Two promissory notes originally due April and May 2009 bearing 8% interest for a total principal amount of $37,500 were extended three years.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Alex Genin is $166,000.

During 2009, Eastern Credit Limited, Inc., a company owned by Alex Genin, the Company’s Chief Executive Officer, made a loan to the Company under a $2,500 promissory note which bear interest at the rate of 8% and which is due February 2012. In the same period, one promissory note with principal and interest of $3,000 and $978, respectively, was paid off.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Eastern Credit Limited, Inc. is $243,300.

During 2009, one promissory note to ECL Trading Co., Inc., a company owned by Alex Genin, the Company’s Chief Executive Officer, was partially paid. The total principal and interest paid on this note was $7,500 and $433, respectively.  This note was not collateralized.  As of December 31, 2009 the total principal amount due on notes to ECL Trading is $500.

During 2009, First National Petroleum, Corp., a company owned by Alex Genin, the Company’s Chief Executive Officer, made several loan to the Company under 24 promissory notes for a total principal amount of $153,500 which bear interest at the rate of 8% and which are due between April and December 2012.  A note for $7,500 originally due April 2009 which bears interest at the rate of 8% was extended three years. None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to First National Petroleum is $168,000.

During 2009, a promissory note to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, the Company’s Chief Executive Officer, was partially paid.  The total principal and interest paid on this note were $2,400 and $1,695 respectively.  The remaining balance on this note is $7,000.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Pacific Commercial Credit is $85,000.

During 2009, Stromberg Development, Inc., a company owned by Alex Genin, the Company’s Chief Executive Officer, made a loan to the Company under an $800 promissory note which bear interest at the rate of 8% and which is due December 2012.  A promissory note to was partially paid.  The total principal and interest paid on this note were $6,000 and $600 respectively.  The remaining balance on this note is $4,000.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Stromberg Development is $36,800.

During 2009, United Capital Group, Ltd., a company controlled by Alex Genin, the Company’s Chief Executive Officer, extended three years, a $67,983 promissory note originally due March 2009 which bear interest at the rate of 8%. None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to United Capital Group is $198,983.

During 2009, Cathy George, a director of the Company, extended 18 months an $18,000 short term loan and a $50,000 convertible note originally due November 2009, bearing 6% interest.  None of these notes were collateralized.  As of December 31, 2009 the total principal amount due on all notes to Cathy George is 68,000.

11.	Major Customers

During the years ended December 31, 2009 and 2008, three and two customers each accounted for more than 10% of revenue as follows:
	2009	2008

Customer 1	51%	44%
Customer 2	16%	23%
Customer 3	10%	6%

As of December 31, 2009, accounts receivable due from one of these customers represented 53% of the total balance.

12.	Deferred Revenue

Payments and advances received for future sales or installation of systems are deferred until the delivery and/or installation is complete.  For major long-term projects, revenue is recognized upon completion of each phase of installation. At December 31, 2009, the Company has $196,525 in deferred revenue.

13.	Employee Receivables

The Company had short advances to employees in the amount of $2,385 and $11,786 as of December 31, 2009 and 2008, respectively. These advances are short term in nature with no interest.

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

On October 8, 2008, J.W. Rogers, an investor, named the Company and Alex Genin, our Chief Executive Officer, parties to a lawsuit filed in the 295th Judicial District Court of Harris County, Texas alleging impropriety and fraud in a recent stock purchase.  We consider this to be a meritless lawsuit and have filed a motion to remove ourselves from this lawsuit.

On December 19, 2008, a lawsuit was filed against VIP Systems and Alex Genin, our Chief Executive Officer, by Brodson Construction for breach of contract as a sub-contractor for approximately $34,000 including damages.  We consider this to be a frivolous lawsuit and have retained an attorney to counter sue.  The lawsuit is currently in process thus no probable outcome is known at this time. As such, no accrual is recorded at December 31, 2009.

On August 21, 2009, a lawsuit was filed by Carnes Engineering, Inc. against the Company and Alex Genin, our Chief Executive Officer filed in the County Civil Court at Law No. 1 of Harris County, Texas, alleging non-payment for services performed in the Company’s main office amounting to approximately $19,000.  Management intends to settle however the amount is currently in negotiations. Thus, the maximum liability of $19,000 is accrued and included in the total accounts payable and accrued liabilities balance of $110,178 at December 31, 2009.

14.	Subsequent Events

Management reported that there are no reportable events through the date of this filing.