Form 10-Q
period 2010-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2010-06-24
CIK 1072842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares outstanding as of the close of business on June 22, 2010:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	36,809,671

PART I - FINANCIAL INFORMATION

FIRST CAPITAL INTERNATIONAL, INC.
__________

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FIRST CAPITAL INTERNATIONAL, INC.

__________

Page

Unaudited Consolidated Financial Statements:

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-3

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	F-4

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	F-5

Notes to Unaudited Consolidated Financial Statements	F-6

FIRST CAPITAL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
__________

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,079	$4,442
Accounts receivable	26,862	59,289
Employee receivables	2,185	2,385
Due from related parties	1,013	681

Total assets	$35,139	$66,797

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Credit cards obligations and line of credit	$110,383	$113,574
Accounts payable and accrued liabilities	108,095	110,178
Accrued interest payable to related parties	247,290	228,662
Current portion of notes payable to related parties	367,771	281,344
Convertible notes payable to related parties	50,000	50,000
Convertible notes payable	500,000	500,000
Deferred revenue	198,374	196,525
Total current liabilities	1,581,913	1,480,283

Long term liabilities:
Notes payable	38,126	38,126
Notes payable to related parties, non-current	622,283	636,783
Total long term liabilities	660,409	674,909

Total liabilities	2,242,322	2,155,192

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized;4,500,000 shares issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized;36,809,671 and 36,809,671 shares issued and outstanding, respectively	36,810	36,810
Additional paid-in capital	9,693,253	9,587,680
Accumulated deficit	(11,941,746)	(11,717,385)
Total stockholders’ deficit	(2,207,183)	(2,088,395)

Total liabilities and stockholders’ deficit	$35,139	$66,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	March 31,	March 31,
	2010	2009
Revenue:
System sales	$55,021	$403,511

Total revenue	55,021	403,511

Costs of sales:
Cost of systems	19,729	128,879

Total cost of sales	19,729	128,879

Gross Margin	35,292	274,632

Selling, general and administrative expenses	238,091	165,513

Income/(loss) from operations	(202,799)	109,119

Other expense:
Interest expense	(21,562)	(19,761)

Net income/(loss)	$(224,361)	$89,358

Basic and diluted net income/(loss) per common share	$ (0.01)	$0.00

Weighted average shares outstanding	36,809,671	36,809,671

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

FIRST CAPITAL INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(unaudited)

	March 31,	March 31,
	2010	2009

Cash flows from operating activities:
Net income/(loss)	$(224,361)	$89,358
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	105,574	15,347
Changes in operating assets and liabilities:
Accounts receivable	32,427	(152,272)
Employee receivables	200	7,015
Other current assets	-	139
Credit Card Obligations	(3,191)	(10,878)
Accounts payable and accrued liabilities	(2,009)	(5,172)
Accrued Interest	18,628	11,598
Deferred Income	1,849	75,910
Net cash provided by (used in) operating activities	(70,883)	31,045

Cash flows from financing activities:
Payments of notes payable and long-term debt to related party	(14,833)	(15,773)
Proceeds from notes payable and long-term debt to related party	86,353	2,500
Net cash provided by (used in) financing activities	71,520	(13,273)

Net increase in cash and cash equivalents	637	17,772
Cash and cash equivalents, beginning of period	4,442	3,938

Cash and cash equivalents, end of period	$5,079	$21,710

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,935	$8,164
Cash paid for taxes	$-	$-
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

The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of First Capital International, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

2.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company, incurred net losses of $224,361 for the three months ended March 31, 2010 and has an accumulated deficit of $11,941,746 and a working capital deficit of $1,046,774 at March 31, 2010. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

3.	Convertible Note Payable

On March 24, 2006, the Company issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) to a sophisticated investor as collateral for note payable bearing 0% interest due on May 30, 2007.

The agreement allowed the investor to dispose of the shares, in part or full, prior to May 30, 2007.  The proceeds from any such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. This instrument was accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We were in default of this Note and lawsuit was filed in May 2008.  The lawsuit was subsequently dismissed in March 2010 and the appeal period expired on April 19, 2010 without further action from the other party.

4.	Notes Payable to Related Parties

During the three months ended March 31, 2010, the Company had the following notes payable to related parties transactions:

During 2010, Alex Genin, our Chief Executive Officer, made loans to us under 2 promissory notes for a total principal amount of $14,000 which bear interest at the rate of 0% and 8% and which are due January 2013. One of these notes was partially paid.  The total principal paid on this note was $6,000 and $0 interest.  None of the notes to Alex Genin were collateralized.  As of March 31, 2010 the total principal amount due on all notes to Alex Genin, individually, is $174,000.

During 2010, Eastern Credit Limited, Inc., a company controlled by Alex Genin, extended three years a loan to us under a $5,000 promissory note originally due April 2010 which bear interest at the rate of 8%. None of the notes to Eastern Credit Limited were collateralized.  As of March 31, 2010 the total principal amount due on all notes to Eastern Credit Limited, Inc. is $243,300.

During 2010, we paid off the balance on a promissory note to ECL Trading, a company controlled by Alex Genin,. The total principal and interest paid on this note is $500 and $120 respectively.  As of March 31, 2010 there is $0 balance on notes to ECL Trading.

During 2010, First National Petroleum, Corp., a company controlled by Alex Genin, made several loans to us under 17 promissory notes for a total principal amount of $72,500 of which 16 notes bear interest at the rate of 8% and one note for $12,000 bears interest at 0%. These notes are due in three years ranging from January 2013 thru March 2013. None of the notes to First National Petroleum were collateralized.  As of March 31, 2010 the total principal amount due on all notes to First National Petroleum is $232,500.

During 2010, two promissory notes to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, were extended three years which notes were originally due April and May 2010.  None of the notes to Pacific Commercial Credit were collateralized.  As of March 31, 2010 the total principal amount due on all notes to Pacific Commercial Credit is $85,000.

During 2010, a promissory note to Stromberg Development, Inc., a company owned by Alex Genin, was extended three years which note was originally due April 2010  None of the notes to Stromberg Development were collateralized.  As of March 31, 2010 the total principal amount due on all notes to Stromberg Development is $36,800.

In 2010, United Capital Group, Ltd., a company controlled by Alex Genin, has 14 outstanding promissory notes. None of the notes to United Capital Group were collateralized.  As of March 31, 2010 the total principal amount due on all notes to United Capital Group is $198,983.

In 2010, Cathy George, a director of the Company, has one outstanding promissory note and one convertible note. None of these notes were collateralized.  As of March 31, 2010 the total principal amount due on all notes to Cathy George is $68,000.

5.	Stock and Option Transactions

During the three months ended March 31, 2010, the company sold 0 shares of restricted common stock. Ten options to purchase up to 3,620,000 shares of our common stock, which are immediately exercisable, were granted at exercise price ranging from $0.025to $0.03 per share and four options to purchase up to 90,000 shares expired in the same period. The company recognized $105,574 in stock-based compensation. 1,020,000 options granted during the year end 2008, vest in May 2010 thus the compensation expense is recognized over the 24 month service period. As of March 31, 2010, the Company had stock-based compensation expense of $105,574 consisting of a one-time expense of $90,500 and an amortization of $15,074.

Fair value of the Company’s stock options was determined based upon the Black-Scholes option pricing model.  The following assumptions were used to calculate fair value using the Black Scholes option pricing model for the period ended March 31, 2010: (i) average dividend yield of 0.00%; (ii) expected volatility of 409%,; (iii) expected life of 2 years; and (iv) estimated risk-free interest rate of 1.46%.

6.	Legal Proceedings

On May 27, 2008, a lawsuit was filed against us by Virage Consulting at the US Southern District Court of New York.  The issue arises from a promissory note collateralized by an option to purchase 2,500,000 shares (or 833,334 shares after a 1-for-3 reverse split) of our company for $500,000 by Virage Consulting in 2006 to expire in May, 2007.  However, Virage Consulting decided to exercise its option to convert and purchased the shares.  The shares were issued and delivered to Virage Consulting at their request.  The agreement allowed the investor to dispose of the shares, in part or in full prior to May, 2007.  The proceeds from any such disposal would have reduced the principal balance of $500,000.  We believe the note effectively became null and void when Virage Consulting accepted the shares in April 2006. The lawsuit was dismissed in March and the appeal period expired on April 19, 2010 without further action from the other party.

On October 8, 2008 J.W. Rogers, an investor, named the Company and Alex Genin, our Chief Executive Officer, parties to a lawsuit filed in the 295th Judicial District Court of Harris County, Texas alleging impropriety and fraud in a recent stock purchase.  We are settling the lawsuit for $10,000.   The settlement agreement is in process as of March 31, 2010.

On December 19, 2008 a lawsuit was filed against VIP Systems and Alex Genin, our Chief Executive Officer, by Brodson Construction for breach of contract as a sub-contractor for approximately $34,000 including damages.  We consider this to be a frivolous lawsuit and have retained an attorney to counter sue.  The lawsuit is still in process with no probable outcome.  As such, no accrual is recorded as of March 31, 2010.

On August 21, 2009, a lawsuit was filed by Carnes Engineering, Inc. against the Company and Alex Genin, our Chief Executive Officer filed in the County Civil Court at Law No. 1 of Harris County, Texas, alleging non-payment for services performed in the Company’s main office amounting to approximately $19,000.  Management has agreed to settle the case for $10,500.  The settlement agreement is still in process as of March 31, 2010.  The accrual of $19,000 at December 31, 2009 was reduced to $10,500 at March 31, 2010.

On February 25, 2010, a lawsuit was filed by Federal Fence against the Company in Justice Court, Precinct 1, Place 2 of Harris County, Texas for unpaid invoices totaling $4,809 plus attorneys fees of $3,400.  An accrual for $3,400 attorneys fees was made.  The invoice and the accrual for attorneys fees is part of the total accounts payable and accrued liabilities.

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

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-K for the year ended December 31, 2009. Certain statements in the following MD&A are forward looking statements. Words such as "expects," "anticipates," "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

Compensation expenses for Restricted Stocks issued to employees and others are calculated based on the fair market value on the grant date.  We recognized $105,574 stock-based compensation cost in the three months ended March 31, 2010 for the options granted and there were no shares of restricted stock issued to employees and others.

The following description of our business, our financial position and results of operations should be read in conjunction with our Unaudited Consolidated Condensed Financial Statements and the Notes to Financial Statements contained in this report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

PROJECTS

During 2009, we completed several security installations at Marriott Hotel Group properties in Texas, Florida and Louisiana.   Our marketing efforts with the Marriott Hotel Group allowed us to secure contracts to install video surveillance systems in several Marriott Hotels in Florida, Texas and Louisiana.

Projects in Florida

We are focusing on video surveillance business opportunities in Florida and are currently in negotiation to install security systems with several large properties including a Four Season Hotel and the Beach Club condominium complex in Miami.

Despite the real estate downturn, we are bidding on several hi-rise commercial building projects in Florida and believe that our efforts will bring contracts to provide CCTV/automation solutions for these projects.

Projects in Texas

We are renewing our marketing efforts for our products and capabilities to various government entities and are currently bidding on large security projects with several Houston area school districts and various government entities.  We are also planning to bid on several RFP’s (Requests for Proposal) for Homeland Security projects in Texas.

We are also actively involved in several Houston hotels’ installation projects, predominantly Marriott and Hilton Hotels, as well as upscale residential projects in Houston.

New Developments

Due to the current economic crisis, we foresee instabilities and a rise of domestic terrorism throughout the United States.  As a countermeasure company, we are developing a threat evaluation program for owners of condominium properties, commercial malls, office buildings and municipal facilities.  We are working on a pilot project and have developed several proposals for this program.  Upon successful testing, we are planning to launch this program nationwide.

We have also developed applications jointly with Bravo Zulu, LLC, allowing detection of homemade explosives throughout buildings, malls and hotels.

We believe this new technology will augment the Company’s current security system and video surveillance product line and will greatly enhance our marketing position.

We also have recently become an authorized dealer of FLIR Systems, Inc., a leading world leader in infrared cameras and thermal imaging equipment supplier to the US government  We believe this will give our company to an opportunity to provide integration services for Homeland Security projects in the US.

Due to the current energy crises and significant rise in alternative energy projects worldwide, we are also working on the development of a security concept for wind power and solar farm projects.  We believe we can market this alternative energy security concept worldwide.

GOING CONCERN CONSIDERATION

Since we began operations, we have been dependent on debt and equity raised from individual investors and related parties to sustain our operations. We incurred net losses of $224,361 during the three months ended March 31, 2010. We also had negative cash flows from operations of $70,883 during the three months ended March 31, 2010. Our history of recurring losses raises substantial doubt about our ability to continue as a going concern. Our long-term viability as a going concern is dependent upon three key factors as follows:

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

Recurring losses had resulted in an accumulated deficit of $11,941,746 as of March 31, 2010. Revenues for the three months ended March 31, 2010 were $55,021 compared to revenues of $403,511 for the three months ended March 31, 2009. The decrease in revenue is mainly attributable to lack of new major projects due to the downturn in our economy.

We will continue to focus on the further development of VIP Systems(TM) which, we believe, will substantially improve our operating results.  We can provide no assurance that we will attain sustainable profitability.

COMPETITION

There are presently several major competitors in the home automation industry as well as in video surveillance industry. Many of our competitors are more established companies with substantially greater capital resources and substantially greater marketing capabilities than us. We can not give any assurances that we will be able to successfully compete in this market.

THE THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

During the three months ended March 31, 2010, our revenues were $55,021 as compared to $403,511 for the three months ended March 31, 2009.  This decrease is attributable to our inability to acquire new major projects to generate substantial revenue for the three months ended March 31, 2010.

During the three months ended March 31, 2010, selling, general and administrative expenses increased by $72,578 or 44% to $238,091 from $165,513 as compared to the three months ended March 31, 2009. This increase was mainly attributable to an increase in stock option compensation and provisions for lawsuit settlement partially offset by decreases in personnel related expenses.

During the three months ended March 31, 2010, we had a net loss of $224,361 as compared to a net profit of $89,358 in the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash resources of $5,079. We estimate that during the three months ending June 30, 2010, our cash requirements will be approximately $180,000 (or approximately $60,000 per month). We believe that our revenue-producing operations will expand. Such an expansion of operations will require funding for pending contracts.  We anticipate raising additional capital through the sale of our stock or through borrowing.  Although we plan to obtain additional financing through the sale of our common stock and/or by obtaining debt financing, there is no assurance that capital will be available from any source, or, if available, upon terms and conditions acceptable to us.

We currently have no material commitments for capital expenditures for our operations. We anticipate that the following expenditures will be made in 2010 if funds are available: $100,000 for continued development of our home automation and video security business and $250,000 for marketing expenses.

During the three months ended March 31, 2010, we received $0 cash from the sale of our securities and $0 on the exercise of options to purchase our shares.

During 2010, we had several loan transactions with Alex Genin, our Chief Executive Officer and Acting Chief Financial Officer and companies controlled or related to him.  Mr. Genin is a significant stockholder of the company.  The following is a summary of all the loan transactions through March 31, 2010

During 2010, Alex Genin made loans to us under 2 promissory notes for a total principal amount of $14,000 which bear interest at the rate of 0% and 8% and which are due January 2013. One of these notes was partially paid.  The total principal paid on this note was $6,000 and $0 interest.  None of the notes to Alex Genin were collateralized.  As of March 31, 2010 the total principal amount due on all notes to Alex Genin, individually, is $174,000.

During 2010, Eastern Credit Limited, Inc., a company controlled by Alex Genin, extended three years a loan to us under a $5,000 promissory note originally due April 2010 which bear interest at the rate of 8%. None of the notes to Eastern Credit Limited were collateralized.  As of March 31, 2010 the total principal amount due on all notes to Eastern Credit Limited, Inc. is $243,300.

During 2010, we paid off the balance on a promissory note to ECL Trading, a company controlled by Alex Genin. The total principal and interest paid on this note is $500 and $120 respectively.  As of March 31, 2010 there is $0 balance on notes to ECL Trading.

During 2010, First National Petroleum, Corp., a company controlled by Alex Genin, made several loans to us under 17 promissory notes for a total principal amount of $72,500 of which 16 notes bear interest at the rate of 8% and one note for $12,000 bears interest at 0%. These notes are due in three years ranging from January 2013 thru March 2013. None of the notes to First National Petroleum were collateralized.  As of March 31, 2010 the total principal amount due on all notes to First National Petroleum is $232,500.

During 2010, two promissory notes to Pacific Commercial Credit, Ltd., a company controlled by Alex Genin, were extended three years which notes were originally due April and May 2010.  None of the notes to Pacific Commercial Credit were collateralized.  As of March 31, 2010 the total principal amount due on all notes to Pacific Commercial Credit is $85,000.

During 2010, a promissory note to Stromberg Development, Inc., a company owned by Alex Genin, was extended three years which note was originally due April 2010  None of the notes to Stromberg Development were collateralized.  As of March 31, 2010 the total principal amount due on all notes to Stromberg Development is $36,800.

In 2010, United Capital Group, Ltd., a company controlled by Alex Genin, has 14 outstanding promissory notes. None of the notes to United Capital Group were collateralized.  As of March 31, 2010 the total principal amount due on all notes to United Capital Group is $198,983.

In 2010, Cathy George, a director of the Company, has one outstanding promissory note and one convertible note. None of these notes were collateralized.  As of March 31, 2010 the total principal amount due on all notes to Cathy George is $68,000.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosure.

Because of the limited personnel and lack of segregation of duties, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On May 27, 2008, a lawsuit was filed against us by Virage Consulting at the US Southern District Court of New York.  The issue arises from a promissory note collateralized by an option to purchase 2,500,000 shares (or 833,334 shares after a 1-for-3 reverse split) of our company for $500,000 by Virage Consulting in 2006 to expire in May, 2007.  However, Virage Consulting decided to exercise its option to convert and purchased the shares.  The shares were issued and delivered to Virage Consulting at their request.  The agreement allowed the investor to dispose of the shares, in part or in full prior to May, 2007.  The proceeds from any such disposal would have reduced the principal balance of $500,000.  We believe the note effectively became null and void when Virage Consulting accepted the shares in April 2006. The lawsuit was dismissed in March and the appeal period expired on April 19, 2010 without further action from the other party.

On October 8, 2008 J.W. Rogers, an investor, named the Company and Alex Genin, our Chief Executive Officer, parties to a lawsuit filed in the 295th Judicial District Court of Harris County, Texas alleging impropriety and fraud in a recent stock purchase.  We are settling the lawsuit for $10,000.   The settlement agreement is in process as of March 31, 2010.

On December 19, 2008 a lawsuit was filed against VIP Systems and Alex Genin, our Chief Executive Officer, by Brodson Construction for breach of contract as a sub-contractor for approximately $34,000 including damages.  We consider this to be a frivolous lawsuit and have retained an attorney to counter sue.  The lawsuit is still in process with no probable outcome.  As such, no accrual is recorded as of March 31, 2010.

On August 21, 2009, a lawsuit was filed by Carnes Engineering, Inc. against the Company and Alex Genin, our Chief Executive Officer filed in the County Civil Court at Law No. 1 of Harris County, Texas, alleging non-payment for services performed in the Company’s main office amounting to approximately $19,000.  Management has agreed to settle the case for $10,500.  The settlement agreement is still in process as of March 31, 2010.  The accrual of $19,000 at December 31, 2009 was reduced to $10,500 at March 31, 2010.

On February 25, 2010, a lawsuit was filed by Federal Fence against the Company in Justice Court, Precinct 1, Place 2 of Harris County, Texas for unpaid invoices totaling $4,809 plus attorneys fees of $3,400.  An accrual for $3,400 attorneys fees was made.  The invoice and the accrual for attorneys fees is part of the total accounts payable and accrued liabilities.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, we effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. We believe that each of these persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company.  We believe that each of these persons was knowledgeable about our operations and financial condition.

1.  On January 27, 2010, the Company granted to its officers and employees ten options to purchase up to 3,620,000 shares of our common stock, which are immediately exercisable at exercise prices ranging from $0.025 to $0.03 per share.  Also, four options to purchase up to 90,000 shares expired in the same period. The Company recognized $105,574 in stock-based compensation.

Item 3. DEFAULT UPON SENIOR SECURITIES

On March 24, 2006, the Company signed a promissory note bearing interest of 0% due on May 30, 2007 to a sophisticated investor and issued 2,500,000 restricted common shares at $0.20 per share (or 833,334 shares of restricted common stock at $0.60 after a 1-for-3 reverse split) as collateral. The agreement allows the disposal of the shares by the investor, in part or full, prior to May 30, 2007; and the proceeds from such disposal would reduce the principal balance of $500,000. The promissory note is also secured by all assets of the Company. In accordance with APB Opinion 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, this instrument is accounted for as a liability in the financial statements.  The note expired on May 30, 2007.  We were in default of this Note and lawsuit was filed in May 2008.  The lawsuit was subsequently dismissed in March 2010 and the appeal period expired on April 19, 2010 without further action from the other party.

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

First Capital International, Inc.

Date: June 23, 2010	By: /s/ Alex Genin
Alex Genin
Chief Executive Officer and
Acting Chief Financial Officer
(Principal Financial Officer)