Form 10-K
period 2021-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2022-04-15
CIK 1072842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                            to                           .

Commission file number: 000-27407

First Capital International, Inc.

(Name of Registrant in Its Charter)

Delaware	76-0582435
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

5829 W Sam Houston Pkwy N

Suite 405

Houston, Texas

(Address of Principal Executive Offices)

(713) 629-4866

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($0.001 Par Value)

(Title of Each Class)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

It is not possible to compute the aggregate market value of the registrant’s common stock outstanding held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter because there was no established public trading market for the registrant’s common stock during that period.

At April 15, 2022, there were 34,401,924 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information included or incorporated by reference, include “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future and other statements that are other than statements of historical fact. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements in this Annual Report on Form 10-K and the documents incorporated by reference herein and therein are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s examination of historical operating trends, data contained in our records, and other data available from third parties. While we believe such third-party information is reliable, we have not independently verified any third-party information and our internal data has not been verified by any independent source. Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections, which speak only as of the date on which they are made. As a result, you are cautioned not to place undue reliance on these forward-looking statements.

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include among other things:

●	our future operating or financial results;

●

our financial condition and liquidity, including our ability to pay amounts that we owe, obtain additional financing in the future to fund capital expenditures, acquisitions and other general corporate activities;

●	our ability to continue as a going concern;

●	our development of successful operations;

●	the speculative nature of our business plan;

●	our ability to rely on strategic relationships which are subject to change;

●	changes in governmental rules and regulations;

●	factors relating to our business plan to combine with another company, for which there can be no assurance that a transaction will be initiated or completed; and

●	other factors listed from time to time in registration statements, reports or other materials that we may file or furnish with the Securities and Exchange Commission (“SEC”).

These factors and the other risk factors described in this Annual Report on Form 10-K and the documents incorporated by reference herein and therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, actual results or developments anticipated by us may not be realized or, even if substantially realized, that they may not have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report on Form 10-K to “First Capital,” the “Company,” “we,” “us,” and “our” mean First Capital International, Inc.

PART I

ITEM 1. BUSINESS

General Background of the Company

First Capital International, Inc., formerly Ranger/USA, Inc., incorporated as a Delaware corporation on April 21, 1994 and assumed its current name in August 1998 when new management took over the Company.  At the time new management assumed control, the Company had no existing operations, and began implementation of a new business plan.  Beginning in 1998, the Company’s original focus was the identification, acquisition and operation of businesses serving or focused on Central and Eastern European markets.  From 2001 to 2013, the Company focused its operations on the development of its “smart house” technology and markets for the Company’s home command center under its subsidiary VIP Systems, Inc. VIP Systems, Inc. ceased to be a subsidiary of the Company in 2015. The Company was engaged in the design, production and sale of security system for homeland security applications as well as home automation and video surveillance systems, including highly sophisticated marine video surveillance applications. From there, the Company became a holding company with no existing business operations.

Our principal executive offices are located at 5829 W Sam Houston Pkwy N, Suite 405, Houston, Texas 77041.

Previously, our common stock was registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). After the period ended March 31, 2010, however, we did not file any periodic reports with the SEC, and accordingly failed to comply with Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. On October 27, 2014, the SEC accepted our offer of settlement whereby we consented to the entry of an order making findings and removing registration of securities pursuant to Section 12(j) of the Exchange Act, and accordingly, the registration of our common stock was revoked.

On October 28, 2021, we filed a new registration statement on Form 10 with the SEC to register our common stock under Section 12(g) of the Exchange Act. This registration statement, as amended, became effective on December 27, 2021.

The Company is a shell company with no existing business operations and is currently considering different business activities.

Business Objectives of the Company

Since January 1, 2015, management believes that the Company has had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it will consider a business opportunity.

Our common stock is presently not quoted or traded on any securities exchange or on an electronic inter-dealer quotation system. There is currently no trading market in our shares nor do we believe that any active trading market has existed for approximately the last 10 years. There can be no assurance that there will be an active trading market for our securities in the future. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our management will have substantial flexibility in identifying and selecting a prospective new business opportunity. We are dependent on the judgment of our management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

●	costs associated with pursuing a new business opportunity;

●	growth potential of the new business opportunity;

●	experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;

●	necessary capital requirements;

●	the competitive position of the new business opportunity;

●	stage of business development;

●	the market acceptance of the potential products and services;

●	proprietary features and degree of intellectual property; and

●	the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will devote to the Company’s plan of operation.

The Company intends to conduct its activities in a way that avoids being classified as an “investment company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Company is a Blank Check Company and a Shell Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act.

We are a “shell company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A shell company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a shell company, we are subject to various laws, regulations and restrictions, including that we will be subject to restrictions on our use of Form S-8 to register stock that we may issue to our employees and consultants, and you will be subject to restrictions from relying on Rule 144 for the resale of your common stock, as described below.

Prohibition on use of Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a shell company, it may use Form S-8 60 calendar days after it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a shell company.

Unavailability of Rule 144 for Resale

Rule 144 under the Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this rule. However, Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours or any issuer that has been at any time previously a shell company, except if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●

The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than current reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result of our classification as a shell company, our investors are not permitted to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

No Market for our Common Stock

Our common stock is presently not quoted on any securities exchange or on an electronic inter-dealer quotation system. There is currently no trading market in our shares. We anticipate at some point in the future for a market maker to apply with FINRA for the right to quote our common stock and make a market for our common stock on the over-the-counter market. There can be no assurances, however, that any market maker will make such an application or that such application, if made, will be approved by FINRA.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post-effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in our common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry that management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to United States entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings; we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Management currently owns approximately 93% of our issued and outstanding common stock and will have broad discretion in identifying and selecting a prospective target business, due to this large percentage ownership. In evaluating a prospective target business, our management will consider, among other factors, the following:

●	financial condition and results of operation of the target company;
●	growth potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	stage of development of the products, processes or services;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary features and degree of intellectual property or other protection of the products, processes or services;
●	regulatory environment of the industry; and
●	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate a target prospect’s management

We cannot assure you that our assessment of a target prospect’s management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role, if any, of the members of our board of directors in the target business cannot presently be stated with any certainty.

While it is possible that some of our directors will remain associated in some capacity with us following a business combination, it is unlikely that such directors will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or those additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended December 31, 2021 and 2020 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our common stock.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in executing a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Conflicts of Interest

The Company’s management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a longer period of time than if management would devote full time to the Company’s affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company’s management has multiple business affiliations, our management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. Management will act in what it believes will be in the best interests of the shareholders of the Company. The Company will not enter into a transaction with a target business that is affiliated with management.

Employees

We currently have one employee, Alex Genin, our President, Chief Executive Officer and Chairman, who works for us part-time. We do not intend to have any full-time employees prior to the consummation of a business combination. We expect to continue to use independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below, together with all of the other information contained in this Annual Report as well as any updates to our risk factors reflected in subsequent filings with the SEC. The risks and uncertainties described below are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business and operations.

Risks Related to Our Company

The Company has a limited operating history and very limited resources.

The Company has no operations, revenues or assets. Activities have been limited towards seeking a potential business combination. Investors will have no basis upon which to evaluate the Company’s ability to achieve the Company’s business objective, which is to effect a merger, capital stock exchange and/or acquire an operating business. The Company will not generate any revenues until, at the earliest, after the consummation of a business combination or acquiring an operating business.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2021 and December 31, 2020, we had $7,682 and $0 cash or cash equivalents, respectively, and an accumulated deficit of $10,861,409 and $10,767,969, respectively. Our audited financial statements for the years ended December 31, 2021 and 2020 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There is not enough cash on hand to fund our administrative expenses and operating expenses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Since the Company has not yet selected a particular target industry or target business with which to complete a business combination, the Company is unable to ascertain the merits or risks associated with any particular business or industry.

Since the Company has not yet identified a particular industry or prospective target business, there is no basis for investors to evaluate the possible merits or risks of the target business which the Company may ultimately acquire. If the Company completes a business combination with a financially unstable company or an entity in its development stage, the Company may be affected by numerous risks inherent in the operations of those entities. Although the Company’s management intends to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that it will properly ascertain or assess all of the significant risk factors. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

Unspecified and unascertainable risks.

There is no basis for shareholders to evaluate the possible merits or risks of potential business combination. To the extent that the Company effects a business combination with a financially unstable operating company or an entity that is in its early stage of development or growth, the Company will become subject to numerous risks. If the Company effects a business combination with an entity in a high-risk industry, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular business or industry, there can be no assurance that management will properly ascertain or assess all such risks that the Company perceived at the time of the consummation of a business combination.

Dependence on key personnel with limited experience with blank check companies.

The Company is dependent upon the continued services of management. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit qualified persons upon acceptable terms. Additionally, management has limited experience with blank check companies, which may cause the Company to overlook potential business combination opportunities.

The Company’s officers and directors may allocate time to other businesses activities, thereby causing conflicts of interest as to how much time to devote to the Company’s affairs and prioritize the availability of a business combination with the Company. This could have a negative impact on the Company’s ability to consummate a business combination in a timely manner, if at all.

The Company’s officers and directors are not required to commit full time to the Company’s affairs, which may result in a conflict of interest in allocating time between the Company’s business and other businesses. The Company does not intend to have any full-time employees prior to the consummation of a business combination. Management is also engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to the Company’s affairs. It is presently anticipated that the Company’s President and CEO, Alex Genin, will devote approximately 20 hours per week to the affairs of the Company. If management’s other business affairs require them to devote more time to such affairs, it could limit their ability to devote time to the Company’s affairs or present the Company as a viable business opportunity and could have a negative impact on the Company’s ability to consummate a business combination. Furthermore, we do not have an employment agreement with any members of management.

The Company may be unable to obtain additional financing, if and when required, to complete a business combination or to fund the operations and growth of the business combination target, which could compel the Company to restructure a potential business combination transaction or to entirely abandon a particular business combination.

The Company has not yet identified any prospective target business. If we require funds for a particular business combination because of the size of the business combination or otherwise, or if we require funds for any other purpose, we will be required to seek additional financing, which may or may not be available on terms and conditions satisfactory to the Company, if at all. To the extent that additional financing proves to be unavailable when and if needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. The Company’s officers, directors or stockholders are not required to provide any financing to us in connection with or after a business combination.

It is probable that the Company will only be able to enter into one business combination, which will cause us to be solely dependent on such single business and a limited number of products or services.

It is probable that the Company will enter into a business combination with a single operating business. Accordingly, the prospects for the Company’s success may be:

●	solely dependent upon the performance of a single operating business, or
●	dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, the Company will not be able to diversify the Company’s operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The Company has limited resources and there is significant competition for business combination opportunities. Therefore, the Company may not be able to enter into or consummate an attractive business combination.

The Company expects to encounter intense competition from other entities having a business objective similar to the Company’s, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Company does and the Company’s financial resources are limited when contrasted with those of many of these competitors. While the Company believes that there are numerous potential target businesses that it could acquire, the Company’s ability to compete in acquiring certain sizable target businesses will be limited by the Company’s limited financial resources and the fact that the Company will use its common stock to acquire an operating business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Financing requirements to fund operations associated with reporting obligations under the Exchange Act.

The Company has no revenues and is dependent upon the willingness of the Company’s management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with the Company’s corporate existence and expenses related to the Company’s business objective. The Company is not likely to generate any revenues until the consummation of a business combination, at the earliest. The Company believes that it will have available sufficient financial resources available from its management to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commences business operations following a business combination.

We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management has provided funding, without formal agreement, as has been needed to pay for accounting fees and other administrative expenses of the Company.

The Company does not currently engage in any business activities that provide cash flow. It is anticipated that the costs of investigating and analyzing potential business combination candidates and preparing and filing Exchange Act reports for what may be an unlimited period of time will be paid by our President and CEO, Alex Genin or by an affiliated party such as a private investor, notwithstanding the fact that there is no written agreement to pay such costs. Mr. Genin has informally agreed to pay the Company’s expenses in the form of advances that are unsecured and non-interest bearing. The Company intends to repay these advances when it has the cash resources to do so.

Based on Mr. Genin’s resource commitment to fund our operations, we believe that we will be able to continue as a going concern until such time as we conclude a business combination. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports.
●	franchise tax fees, registered agent fees, legal fees and accounting fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will range from approximately $60,000 to $100,000 per year, and that we will be able to meet these costs as necessary through loans/advances from management or affiliated parties until we enter into a business combination.

Our President and CEO owns approximately 75% of our common stock and all of our convertible preferred stock, and thus is in a position to influence certain actions requiring stockholder vote.

Management has no present intention to call for an annual meeting of stockholders to elect new directors prior to the consummation of a business combination. As a result, our current officers and directors will continue in office at least until the consummation of the business combination. If there is an annual meeting of stockholders for any reason, the Company’s management has broad discretion regarding proposals submitted to a vote by shareholders as a consequence of management’s significant equity interest. Accordingly, the Company’s management will continue to exert substantial control at least until the consummation of a business combination.

Broad discretion of management

Any person who invests in the Company’s common stock will do so without an opportunity to evaluate the specific merits or risks of any prospective business combination. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a prospective business combination. There can be no assurance that determinations made by the Company’s management will permit us to achieve the Company’s business objectives.

Reporting requirements may delay or preclude a business combination

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions and other material events. The Company will continue to be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain the Company’s audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K, which report will contain audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within four days following the closing of a business combination. While obtaining audited financial statements is typically the responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable business combination. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

If the Company is deemed to be an investment company, the Company may be required to institute burdensome compliance requirements and the Company’s activities may be restricted, which may make it difficult for the Company to enter into a business combination

Although we are subject to the reporting requirements of the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, since we will not be engaged in the business of investing or trading in securities. If we engage in business transactions which will result in our holding passive investment interests in a number of entities, we could be subject to regulations under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have received no formal determination from the SEC as to our status under the Investment Company Act, and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Only one of three of our directors is independent, so actions taken and expenses incurred by our officers and directors on behalf of the Company will generally not be subject to independent review.

Only one of the three members of our board of directors is independent. While our officers and director derive no compensation, they may receive reimbursement for out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors. While the Company anticipates that all actions taken by our director on the Company’s behalf will be the Company’s and its stockholders’ best interests, if actions are taken, or expenses are incurred that are actually not in the Company’s and its stockholders best interests, it could have a material adverse effect on our business and plan of operation and the price of our stock held by the public stockholders.

Risks associated with the Covid-19 Pandemic

We are presently operating under a constant threat from the COVID-19 pandemic, an ongoing global pandemic of coronavirus disease 2019 (COVID-19) caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). COVID-19 has infected millions of people globally and is responsible for the deaths of over three million people as of the filing of this report. We will continue to face uncertainty operating under the environment of this global pandemic. Given the severity of COVID-19, we will have limited to no control over our affairs if our management team becomes infected or if we are under lockdown or quarantine orders under which we may have limited opportunity to review merger or acquisition targets. To the extent that we can work from home such accommodations may not be in the best interest of the Company and thus may impair the value of our management’s services. There are also additional risks beyond our control. For example, if we identify a target for merger or acquisition and if key members of that target are infected by COVID-19, it could significantly impair our strategy and would force us to reconsider our options if it could not be remedied with an alternate plan. If we encounter a prolonged lockdown or quarantine, we would likely encounter opportunity risks such as being unable to execute our plans, evaluate target businesses, and loss of potential business connections.

General economic risks

The Company’s current and future business objectives and plan of operation are likely dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect the Company’s business objective and plan of operation. These conditions and other factors beyond the Company’s control include also, but are not limited to regulatory changes.

Risks Related to Our Common Stock

Our common stock is presently not quoted or traded on any securities exchange or on an electronic inter-dealer quotation system.

Our common stock is presently not quoted or traded on any securities exchange or on an electronic inter-dealer quotation system. There can be no assurance that there will be a trading market for the Company’s common stock before or following any potential business combination transaction. In the event that a liquid trading market commences, there can be no assurance as to the market price of the Company’s shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our common stock will likely be subject to the Penny Stock Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes likely relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Rule 144 related risks

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008. These Rule 144 amendments apply to securities acquired both before and after that date. Generally, under the Rule 144 amendments, a person who has beneficially owned restricted shares for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been an affiliate at the time of, or at any time during the three months preceding, a sale; (ii) we are subject to and are current in the Exchange Act periodic reporting requirements for at least 90 days before the sale; and (iii) if the sale occurs prior to satisfaction of a one-year holding period, provided current information is available at the time of sale.

Persons who have beneficially owned restricted shares for at least six months but who are affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following: (i) 1% of the total number of securities of the same class then outstanding; or (ii) the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale; provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

These Rule 144 related risks are subject to further restrictions in the event that the Exchange Act reporting company is deemed to be a shell company, such as the Company.

Restrictions on the reliance of Rule 144 by shell companies or former shell companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
●

The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

Rule 145 related risk

Under the new amendments, affiliates of a target company who receive registered shares in a Rule 145 business combination transaction, and who do not become affiliates of the acquirer, will be able to immediately resell the securities received by them into the public markets without registration (except for affiliates of a shell company as discussed in the following section). However, those persons who are affiliates of the acquirer, and those who become affiliates of the acquirer after the acquisition, will still be subject to the Rule 144 resale conditions generally applicable to affiliates, including the adequate current public information requirement, volume limitations, manner-of-sale requirements for equity securities, and, if applicable, a Form 144 filing.

Application of Rule 145 to shell companies

Public resale of securities acquired by affiliates of acquirers and target companies in business combination transactions involving shell companies will continue to be subject to restrictions imposed by Rule 145. If the business combination transaction is not registered under the Securities Act, then the affiliates must look to Rule 144 to resell their securities (with the additional Rule 144 conditions applicable to shell company securities). If the business combination transaction is registered under the Securities Act, then affiliates of the acquirer and target company may resell the securities acquired in the transaction, subject to the following conditions:

●	The issuer must meet all of the conditions applicable to shell companies under Rule 144;
●

After 90 days from the date of the acquisition, the affiliates may resell their securities subject to Rule 144’s volume limitations, adequate current public information requirement, and manner-of-sale requirements;

●

After six months from the date of the acquisition, selling security-holders who are not affiliates of the acquirer may resell their securities subject only to the adequate current public information requirement of Rule 144; and

●	After one year from the date of the acquisition, selling security-holders who are not affiliates or the acquirer may resell their securities without restriction.

Application of Rule 419 to shell companies

The provisions of Rule 419 apply to registration statements filed under the Securities Act of 1933, as amended, by a blank check company. Rule 419 requires that a blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger.

In addition, the Company is required to file a post-effective amendment to the registration statement upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post-effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material non-ordinary course agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow. Each investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

You may not be entitled to protections normally afforded to investors of blank check companies

If the net proceeds of an offering under the Securities Act of 1933 are used to complete an initial business combination with a target business that has not been identified, and we will have net tangible assets in excess of $5,000,001 upon the successful consummation of this offering and will file a current report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account.

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of a total of 220,000,000 shares of capital stock, including 200,000,000 shares of common stock, par value $0.001, and 20,000,000 shares of preferred stock, par value $0.001. As of April 15, 2022, we had 34,401,924 shares of common stock issued and outstanding and 4,500,000 shares of preferred stock issued or outstanding. We may issue shares of common stock or preferred stock in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company is expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

Dividends unlikely on our common stock

The Company does not expect to pay dividends on its common stock for the foreseeable future because it has no revenues or cash resources. The payment of dividends on its common stock will be contingent upon the Company’s future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends on common stock will be within the discretion of the Company’s board of directors as then constituted. It is the Company’s expectation that future management following a business combination will determine to retain any earnings for use in its business operations and accordingly, the Company does not anticipate declaring any dividends on its common stock in the foreseeable future.

The Company is, however, required to pay dividends on its 4,500,000 outstanding shares of Series A Convertible Preferred Stock, all of which are held by our President, Alex Genin. He was issued all of these shares on January 26, 2016. The holders of Series A Convertible Preferred Stock are entitled to receive dividends in an annual amount equal to 5% on the outstanding stated value of each share of Series A Convertible Preferred Stock owned by such holder. The initial stated value of each share of Series A Convertible Preferred Stock is $0.23 per share. Such dividends are to be paid in cash, or in stock at the election of the holder.  There have been no dividend payments made since the Series A Convertible Preferred Stock was issued in July 2016, and accordingly, all such dividend payments have accrued unpaid.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5829 W Sam Houston Pkwy N, Suite 405, Houston, Texas 77041, in approximately 2,400 square feet of office space which is provided to us rent-free by a company controlled by our Chief Executive Officer. We believe that our offices are adequate for our present and future needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock.

As of the date of this report, there are 34,401,924 shares of common stock that could be sold pursuant to Rule 144 under the Act.

As of April 15, 2022, we had 34,401,924 shares of common stock issued and outstanding, held by approximately 180 stockholders of record. The transfer agent of our common stock is Pacific Stock Transfer Company, Inc.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the board of directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our board of directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2021 and 2020.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Plan of Operation

Overview

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our stockholders;
●

will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

●	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Results of Operations during the year ended December 31, 2021 as compared to the year ended December 31, 2020

We have not generated any revenues during the years 2021 and 2020. We had total operating expenses of $41,940 related to general and administrative expenses during the year ended December 31, 2021, compared to total operating expenses of $10,299 during the year ended December 31, 2020. We incurred interest expense of $95 and $0 during the years ended December 31, 2021 and December 31, 2020, respectively. During the years ended December 31, 2021 and December 31, 2020, we had a net loss of $41,940 and $10,299, respectively, mainly due to our general and administrative expenses.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than that provided by management. We are dependent upon interim funding provided by management to pay professional fees and expenses. Our President and CEO, Alex Genin, has informally agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. Such funding from Mr. Genin is not guaranteed and he reserves the right to cease providing such funding at any time. The Company would be unable to continue as a going concern without interim financing provided by management.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company will depend upon services provided by management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. It is anticipated that the costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition will be paid from additional money contributed by our President and CEO, Alex Genin, or an affiliated party.

During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports;
●	franchise fees, registered agent fees, legal fees and accounting fees, and
●	investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of $60,000 to $80,000 per year, and that we will be able to meet these costs as necessary through advances or loans to us by management and/or an affiliated party.

On December 31, 2021 we had current assets of $7,682, consisting entirely of cash and cash equivalents, and on December 31, 2020, we had no cash or current assets.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from our President and CEO Alex Genin and believes it can satisfy its cash requirements. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and our President and CEO Alex Genin.  The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have an unqualified audit opinion for the years ended December 31, 2021 and 2020 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2021 and 2020, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2021 and 2020, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2021 and 2020 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of First Capital International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of First Capital International, Inc. (the "Company") as of December 31, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2022

Lakewood, CO

April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

First Capital International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of First Capital International, Inc. (the “Company”) as of December 31, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2021.

Houston, Texas

October 25, 2021

First Capital International, Inc.

Balance Sheets

December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$7,682	$-
Total current assets	7,682	-
Property and equipment, net	-	-
Total assets	$7,682	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$7,816	$-

Other current liabilities:
Accrued interest payable	95
Preferred dividends payable to related parties	283,250	231,750
Due to related parties	41,711	-
Total other current liabilities	325,056	231,750

Total liabilities	332,872	231,750

Stockholders’ deficit:
Preferred stock, .001 par value; 20,000,000 shares authorized; designated 4,500,000 Series A Convertible Preferred Stock issued and outstanding	4,500	4,500
Common stock, .001 par value; 200,000,000 shares authorized; 34,401,924 shares issued and outstanding	34,402	34,402
Additional paid-in capital	10,497,317	10,497,317
Accumulated deficit	(10,861,409)	(10,767,969)
Total stockholders’ deficit	(325,190)	(231,750)

Total liabilities and stockholders’ deficit	$7,682	$-

See accompanying notes to these audited financial statements.

First Capital International, Inc.

Statements of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020

Operating expenses:
Selling, general and administrative expenses	41,940	10,299

Loss from operations	(41,940)	(10,299)

Other income (expenses):
	-	-
Other income/(expenses)	-	-
Net loss	$(41,940)	$(10,299)
Preferred dividends	(51,500)	(51,500)
Net loss available to common stockholders	(93,440)	(61,799)
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Weighted average shares outstanding	34,401,924	34,401,924

See accompanying notes to these audited financial statements.

First Capital International, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,706,170)	$(169,951)

Preferred dividends	-	-	-	-	-	(51,500)	(51,500)
Net loss	-	-	-	-	-	(10,299)	(10,299)

Balance, December 31, 2020	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,767,969)	$(231,750)

	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,767,969)	$(231,750)

Preferred dividends	-	-	-	-	-	(51,500)	(51,500)
Net loss	-	-	-	-	-	(41,940)	(41,940)

Balance, December 31, 2021	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,861,409)	$(325,190)

See accompanying notes to these audited financial statements.

First Capital International, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(41,940)	$(10,299)
Non-cash adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	-	10,299
Changes in operating assets and liabilities:
Accounts payable	7,816	-
Accrued interest payable	95
Due to related parties	41,711	-
Net cash provided by (used in) operating activities:	7,682	-

Cash flows from financing activities:	-	-

Net increase in cash and cash equivalents	7,682	-
Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$7,682	$-

Supplemental disclosure of cash flow information:
Interest paid	-	-
Taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends	51,500	51,500

See accompanying notes to these audited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

First Capital International, Inc. (the “Company”), formerly Ranger/USA, Inc., was incorporated as a Delaware Corporation on April 21, 1994 and assumed its current name in August 1998 when new management took over the Company. The Company is currently a holding company with no existing operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (GAAP). The financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently is a holding company with no existing operations. As shown in the accompanying financial statements, the Company incurred losses of $41,940 for the year ended December 31, 2021 and has an accumulated deficit of $10,861,409 and working capital deficit of $325,190 at December 31, 2021. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Related Party Transactions

Related party transactions historically has solely been with companies either owned or controlled by Mr. Alex Genin, the Company CEO, Chairman of the Board of Directors and President of the Company.

During the year ended December 31, 2021, the Company received a cash advance from Alex Genin in the amount of $10,000 to open a bank account. ECL, Inc. and VIP Systems, Inc., companies where Alex Genin is the majority shareholder, also paid invoices on behalf of the Company amounting to $21,711. Outstanding balance due to these related parties amounted to $41,711 as of December 31, 2021,

Net Income/(Loss) per Common Share

Basic and diluted net income per share are computed by dividing the net income/ (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the years. Common stock equivalents consist of common stock issuable under the Company’s stock compensation plan for its employees and consultants. Common stock equivalents related to 4.5 million common shares issuable upon conversion of the Series A Convertible Preferred Stock are not included in the diluted loss per share calculations as their effect would be anti-dilutive due to the Company’s net loss.

Income Taxes

Deferred tax assets consist of:

	As of December 31, 2021	As of December 31, 2020
Deferred tax assets:
Net operating tax carryforwards	$7,688,179	$7,594,739
Tax Rate	21%	21%
Gross deferred tax assets	1,614,518	1,594,895
Valuation allowance	(1,614,518)	(1,594,895)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company has a net operating loss carryforward of approximately $7.7 million. Net operating loss carryforwards may now be carried forward indefinitely until the loss is fully recovered, but are limited to 80% of taxable income in any one tax period.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance. Tax years 2017 to 2021 are open to examination by federal and state taxing authorities.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 was reduced to 21%.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1. Prices in Level 2 are either directly or indirectly observable as of the reporting date. Level 2 valuations are based on inputs, including quoted forward prices for commodities, time value and volatility factors, which can be substantially observed or corroborated in the marketplace.

Level 3—Valuations in this level are those with inputs for the asset or liability that are not based on observable market data. The Corporation makes its own assumptions about how market participants would price the assets and liabilities.

There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2021 and 2020.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has designated 4,500,000 shares of its preferred stock as Series A Convertible Preferred Stock. Each share of the Series Convertible Preferred Stock is convertible into the Company’s common stock on a one-for-one basis and accrues dividends in an amount equal to 5% of the outstanding stated value of each share calculated as of the last day of each quarter and payable quarterly in arrears.

Each share can be converted and shall have voting rights and powers equal to the voting rights and powers of the Common Stock. All the 4,500,000 outstanding Series A Convertible Preferred Stock shares of the Company is currently owned by the CEO, a related party.

Accrued dividends on preferred shares for years 2021 and 2020 is $51,500 per year. The accumulated preferred dividends payable as of December 31, 2021 and December 31, 2020 is $283,250 and $231,750 respectively.

During the year ended December 31, 2021, the Company did not issue any common stock shares, preferred stock shares, warrants or options.

NOTE 4 – SUBSEQUENT EVENTS

The Company evaluated events occurring after December 31, 2021, and through the date the financial statements were issued, April 15, 2022 and did not identify any events or transactions that would require disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Alex Genin, our President and Chief Executive Officer, is our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Due to the material weaknesses in internal control over financial reporting described below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021. Notwithstanding the existence of these material weaknesses, management believes that the financial statements in this annual report filed on Form 10-K present, in all material respects, our financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in internal control:

●	Inadequate segregation of duties within account processes due to limited personnel;
●	Lack of written policies and procedures for accounting, IT and financial reporting and record keeping (no control procedures in place); and
●	Lack of multiple levels of review over the financial reporting process.

Based on our evaluation and as a result of the material weaknesses identified, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2021.

Remediation Efforts to Address Material Weaknesses

In response to the material weaknesses described above, we anticipate hiring additional accounting personnel in the future, which we believe will help remediate all three of the material weaknesses. Although we hope to hire additional accounting personnel as soon as possible, currently we do not have sufficient capital to hire such additional personnel. It is possible that we will not have adequate financial resources to hire additional accounting personnel until such time as a business combination transaction is consummated.

Changes in Internal Control Over Financial Reporting

Except for the changes discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position
Alex Genin	70	President, Chief Executive Officer and Chairman
Edward Genin	35	Director
Boris Litvak	78	Director

Alex Genin – Mr. Genin has been our Director, Chairman, CEO and President, and our major shareholder since 1998. From 2001 to December 2020, he was the President of VIP Systems, Inc., a provider of security arrangements for real estate development projects. Mr. Genin has extensive experience in business activities in Europe, Asia.

Edward Genin – Mr. Genin has been a member of our board of directors since February 1, 2013. He has been employed by VIP Systems, Inc. since 2007, primarily in sales and business development during that time, and he has served as its President since January 1, 2021. Mr. Genin has extensive experience in the security industry, especially in the area of low voltage security integration.  Edward Genin is the son of Alex Genin.

Boris Litvak – Mr. Litvak has served as a member of our board of directors since March 1, 2021. Since 2014, he has been a director of VTX Energy LLC, a company he founded that primarily drills and operates oil wells in Illinois and Indiana. He founded and served as a director of the oil and gas company VistaTex Energy LLC in 2010 and sold it in 2014. VistaTex Energy LLC had more than 250 wells in the USA. He has wide-ranging experience in the oil and gas industry including with companies such as Nafta Industries Inc. and TNK-BP. He worked for Texaco U.S.A. for 22 years from 1979 to 2001 in various roles, including manager of reservoir engineering and director of project analysis. He holds a Ph.D. from the Moscow Oil & Gas University.

Our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. We do not have any standing committees at this time.

None of our executive officers or directors is obligated to devote any specific number of hours per week towards our affairs and, in fact, intends to devote only as much time as each deems reasonably necessary to administer our affairs until such time as a business combination is consummated. The amount of time devoted in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the fiscal year ended December 31, 2021, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

Code of Ethics

We have not yet adopted a code of ethics that applies to our directors, principal executive officers, principal financial officers, principal accounting officer or controller, and persons performing similar functions. This is due to limited resources, as we are presently a development stage company with no revenues. We do, however, anticipate adopting a code of ethics in the near future.

Audit Committee

We do not maintain a separately-designated standing audit committee, and therefore, the entire board of directors is acting as our audit committee. Our board of directors currently consists of Alex Genin, Edward Genin and Boris Litvak.

The board of directors has determined that Alex Genin is an audit committee financial expert as defined in Item 5(d)(5) of Regulation S-K. Mr. Genin is not considered to be independent. The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years ending December 31, 2021 and 2020 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Genin	2021	$-	-	-	-	-	-	-	-
CEO and President	2020	-	-	-	-	-	-	-	-

Employment Agreements

We do not have any employment agreements with any of our executive officers as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year End

There are no equity awards outstanding at December 31, 2021.

Compensation of Directors

Currently, board members are not compensated for attending meetings nor do they receive any other form of compensation in their capacity as members of the board. We anticipate the board may revisit the issue of board member compensation at a later date.

Compensation Policies and Practices as they Relate to Risk Management

We attempt to make our compensation programs discretionary, balanced and focused on the long term. We believe goals and objectives of our compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. Our approach to compensation practices and policies applicable to employees and consultants is consistent with that followed for its executives. Based on these factors, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 15, 2022, concerning, except as indicated by the footnotes below: (a) each person whom we know beneficially owns more than five percent of our common stock or preferred stock; (b) each of our directors and nominees for the board of directors; (c) each of our named executive officers; and (d) all of our directors and executive officers as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o First Capital International, Inc., 5829 W Sam Houston Pkwy N, Suite 405, Houston, Texas, 77041. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 34,401,924 shares of common stock and 4,500,000 shares of preferred stock outstanding at April 15, 2022. In computing the number of shares of common stock beneficially owned by a person and the common stock percentage ownership of that person, shares of common stock into which shares of preferred stock held by that person are currently convertible (or convertible within sixty days of April 15, 2022) are deemed outstanding. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an asterisk (*). The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Voting Shares Beneficially Owned
	Common Stock			Preferred Stock		Total Voting
Name of Beneficial Owner	Shares		%	Shares	%	Power(1) %
Executive Officers and Directors
Alex Genin	29,216,057	(2)	75.1	4,500,000	100	75.1
Edward Genin	7,036,666		20.5	—	—	18.1
Boris Litvak	—		—	—	—	—
All executive officers and directors as a group (3 persons)	36,252,723		93.2	4,500,000	100	93.2
Other > 5% Security Holders

(1)

Percentage total voting power represents voting power with respect to all shares of our common stock and preferred stock, voting together as a single class. Each holder of preferred stock is entitled to one vote per share of preferred stock, and each holder of common stock is entitled to one vote per share of common stock on all matters submitted to our stockholders for a vote. The common stock and preferred stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The preferred stock is convertible at any time by the holder into shares of common stock on a share-for-share basis.

(2)

Includes 21,137,667 shares held individually by Alex Genin, 4,500,000 shares issuable upon conversion of shares of preferred stock that are presently convertible, 60,000 shares held by First National Petroleum, 40,429 shares held by Baltoil, Ltd., 1,700,000 shares held by Eurocapital Group, Ltd., 276,667 shares held by Pacific Commercial Credit, Ltd. and 1,501,294 shares held by United Capital Group Ltd. Alex Genin currently controls First National Petroleum and holds powers of attorney from Baltoil, Ltd., Eurocapital Group, Ltd., Pacific Commercial Credit, Ltd. and United Capital Group Ltd. pursuant to which Mr. Genin is granted voting and investment power with respect to our shares. Mr. Genin is deemed to be the beneficial owner of these shares. Mr. Genin does not own any stock of Baltoil, Ltd., Eurocapital Group, Ltd., Pacific Commercial Credit, Ltd. and United Capital Group Ltd.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2021 and 2020, Alex Genin, the Company’s President, Chief Executive Officer and Chairman, contributed $10,000 and $0, respectively, in cash to pay for operating expenses. Contributions, if any, are usually recorded as due to Alex Genin, personally.

Director Independence

We currently have one independent director on our board, Boris Litvak. The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC. The board performed a review to determine the independence of Mr. Litvak and made a subjective determination as to each of these directors that no transactions, relationships or arrangements exist that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of First Capital International, Inc. In making these determinations, the board reviewed information provided by these directors with regard to each individual’s business and personal activities as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees(1)	$18,000	$-
Audit Related Fees(2)	16,633	-
Tax Fees(3)	-	-
Total Fees	$34,633	$-

(1)

Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years. The amount reflected for 2021 only includes fees paid to MaloneBailey, LLP, our former auditor, and does not include fees paid after December 31, 2021, including fees paid to our new auditor, BF Borgers CPA PC, or fees paid to MaloneBailey, LLP for the reissuance of its 2020 audit report.

(2)

Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2021 and 2020, were pre-approved by our audit committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10 filed with the SEC on October 28, 2021.) *

3.2	Bylaws (Incorporated by reference from Form 10 filed with the SEC on October 28, 2021.) *

4.1	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference from Form 10/A filed with the SEC on November 29, 2021.) *

21.1	Subsidiaries

31.1

Certification of principal executive officer and principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference from our previous filings with the SEC

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2022.

First Capital International, Inc.

/s/ Alex Genin
By: Alex Genin
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alex Genin		April 15, 2022
Alex Genin	President, Chief Executive Officer (principal executive officer), principal financial officer and Chairman

/s/ Edward Genin		April 15, 2022
Edward Genin	Director

/s/ Boris Litvak		April 15, 2022
Boris Litvak	Director