Form 10-Q
period 2022-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2022-05-16
CIK 1072842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2022.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from                               to                             .

Commission file number: 000-26271

First Capital International, Inc

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

At May 16, 2022, there were 34,401,924 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including information included or incorporated by reference, include “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future and other statements that are other than statements of historical fact. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein and therein are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s examination of historical operating trends, data contained in our records, and other data available from third parties. While we believe such third-party information is reliable, we have not independently verified any third-party information and our internal data has not been verified by any independent source. Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections, which speak only as of the date on which they are made. As a result, you are cautioned not to place undue reliance on these forward-looking statements.

Factors that could cause or contribute to actual results differing materially from those discussed in the forward-looking statements include in this report, include but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to:

●	our future operating or financial results;

●

our financial condition and liquidity, including our ability to pay amounts that we owe, obtain additional financing in the future to fund capital expenditures, acquisitions and other general corporate activities;

●	our ability to continue as a going concern;

●	our development of successful operations;

●	the speculative nature of our business plan;

●	our ability to rely on strategic relationships which are subject to change;

●	changes in governmental rules and regulations;

●	factors relating to our business plan to combine with another company, for which there can be no assurance that a transaction will be initiated or completed; and

●	other factors listed from time to time in registration statements, reports or other materials that we may file or furnish with the SEC.

These factors and the other risk factors described in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein and therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, actual results or developments anticipated by us may not be realized or, even if substantially realized, that they may not have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

Unless otherwise indicated, or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “First Capital,” the “Company,” “we,” “us,” and “our” mean First Capital International, Inc.

FIRST CAPITAL INTERNATIONAL, INC.

BALANCE SHEETS

March 31, 2022 and 2021

(unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$2,251	$7,682
Total current assets	2,251	7,682
Property and equipment, net	-	-
Total assets	$2,251	$7,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$7,512	$7,816

Other current liabilities:
Accrued interest payable	243	95
Preferred dividends payable to related parties	296,125	283,250
Due to related parties	46,711	41,711
Total current liabilities	343,079	325,056

Total liabilities	350,591	332,872

Stockholders’ deficit:

Preferred stock, $0.001 par value; 20,000,000 shares authorized; designated 4,500,000 Series A Convertible Preferred Stock issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 34,401,924 shares issued and outstanding	34,402	34,402
Additional paid-in capital	10,497,317	10,497,317
Accumulated deficit	(10,884,559)	(10,861,409)
Total stockholders’ deficit	(348,340)	(325,190)

Total liabilities and stockholders’ deficit	$2,251	$7,682

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

For the Three Ended March 31, 2022 and 2021

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Selling, general and administrative expenses	10,127	12,000

Loss from operations	(10,127)	(12,000)

Other income (expense)
Interest expense	148	-

Total other income (expense)	(148)	-

Net loss	$(10,275)	$(12,000)

Preferred dividends	(12,875)	(12,875)

Net loss available to common stockholders	(23,150)	(24,875)
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	34,401,924	34,401,924

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,767,969)	$(231,750)

Preferred dividends	-	-	-	-	-	(12,875)	(12,875)
Net loss	-	-	-	-	-	(12,000)	(12,000)

Balance, March 31, 2021	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,792,844)	$(256,625)

	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,861,409)	$(325,190)

Preferred dividends	-	-	-	-	-	(12,875)	(12,875)
Net loss	-	-	-	-	-	(10,275)	(10,275)

Balance, March 31, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,884,559)	$(348,340)

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,275)	$(12,000)
Non-cash adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	-
Changes in operating assets and liabilities:
Accounts payable	(304)	-
Accrued interest payable	148	-
Due to related parties	5000	14,000
Net cash provided by (used in) operating activities:	(5,431)	2,000

Cash flows from financing activities:	-	-

Net increase in cash and cash equivalents	(5,431)	2,000
Cash and cash equivalents, beginning of period	7,682	-

Cash and cash equivalents, end of period	$2,251	$2,000

Supplemental disclosure of cash flow information:
Interest paid	148	-
Taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends payable	12,875	12,875

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION

First Capital International, Inc. (the “Company”) was incorporated as a Delaware corporation on April 21, 1994 and assumed its current name in August 1998 when new management took over the Company. The Company is currently a holding company with no existing operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10 for the year ended December 31, 2021.

In the opinion of management, the unaudited condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently is a holding company with no existing operations. As shown in the accompanying unaudited financial statements, the Company incurred losses of $10,275 for the three months ended March 31, 2022 and has an accumulated deficit of $10,884,559 and working capital deficit of $348,340 at March 31, 2022. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Related Party Transactions

Related party transactions historically have been with companies either owned or controlled by Mr. Alex Genin, the Company CEO, Chairman of the Board of Directors and President of the Company.

During the three months ended March 31, 2022, the Company received a cash advance from Alex Genin in the amount of $5,000 to pay for the Company’s invoices. Outstanding balance due to the related parties amounted to $46,711 as of March 31, 2022,

Net Income/(Loss) per Common Share

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

NOTE 3 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2022, the Company did not issue any common stock shares, preferred stock shares, warrants or options.

Accrued dividends on preferred shares for the three months ended March 31, 2022 is $12,875.

NOTE 4 – SUBSEQUENT EVENTS

The Company evaluated events occurring after March 31, 2022, and through the date the financial statements were issued, May 16, 2022 and did not identify any events or transactions that would require disclosure in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021

We have not generated any revenues during the three months ended March 31, 2022 and 2021. We had total operating expenses of $10,127 related to general and administrative expenses during the three months ended March 31, 2022, compared to total operating expenses of $12,000 during the three months ended March 31, 2021. We incurred interest expense of $148 and $0 during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, we had a net loss of $10,275 and $12,000, respectively, mainly due to our general and administrative expenses.

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

At March 31, 2022 we had current assets of $2,251, consisting entirely of cash and cash equivalents, and on December 31, 2021, we had current assets of $7,682, also consisting entirely of cash and cash equivalents.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2022 and 2021, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our unaudited financial statements for the three months ended March 31, 2022 and 2021, and are included elsewhere in this report.

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

Based on management’s evaluation, it concluded that our disclosure controls and procedures were not effective as of March 31, 2022. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

In our Annual Report for the year ended December 31, 2021, filed with the SEC on April 15, 2022, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. In the evaluation, management identified a material weakness in internal control related to (a) inadequate segregation of duties within account processes due to limited personnel; (b) lack of written policies and procedures for accounting, IT and financial reporting and record keeping (no control procedures in place); and (c) lack of multiple levels of review over the financial reporting process.

Remediation Efforts to Address Material Weakness

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

PART II   OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. We believe the risk factors presented in this filing and those presented on our 2021 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

ITEM 6.  EXHIBITS

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

First Capital International, Inc.

Date: May 16, 2022	By: /s/ Alex Genin
Alex Genin
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)