Form 10-K
period 2022-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2023-03-31
CIK 1072842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

It is not possible to compute the aggregate market value of the registrant’s common stock outstanding held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter because there was no established public trading market for the registrant’s common stock during that period.

At March 29, 2023, there were 34,401,924 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended December 31, 2022 and 2021 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our common stock.

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

As of December 31, 2022 and December 31, 2021, we had $1,163 and $7,682 cash or cash equivalents, respectively, and an accumulated deficit of $10,964,811 and $10,861,409, respectively. Our audited financial statements for the years ended December 31, 2022 and 2021 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Risks associated with the Covid-19 Pandemic

We are presently operating under a threat from the COVID-19 pandemic, an ongoing global pandemic of coronavirus disease 2019 (COVID-19) caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). COVID-19 has infected millions of people globally and is responsible for the deaths of over three million people as of the filing of this report. We will continue to face uncertainty operating under the environment of this global pandemic. Given the severity of COVID-19, we will have limited to no control over our affairs if our management team becomes infected or if we are under lockdown or quarantine orders under which we may have limited opportunity to review merger or acquisition targets. To the extent that we can work from home such accommodations may not be in the best interest of the Company and thus may impair the value of our management’s services. There are also additional risks beyond our control. For example, if we identify a target for merger or acquisition and if key members of that target are infected by COVID-19, it could significantly impair our strategy and would force us to reconsider our options if it could not be remedied with an alternate plan. If we encounter a prolonged lockdown or quarantine, we would likely encounter opportunity risks such as being unable to execute our plans, evaluate target businesses, and loss of potential business connections.

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

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of a total of 220,000,000 shares of capital stock, including 200,000,000 shares of common stock, par value $0.001, and 20,000,000 shares of preferred stock, par value $0.001. As of March 29, 2023, we had 34,401,924 shares of common stock issued and outstanding and 4,500,000 shares of preferred stock issued or outstanding. We may issue shares of common stock or preferred stock in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company is expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

As of March 29, 2023, we had 34,401,924 shares of common stock issued and outstanding, held by approximately 180 stockholders of record. The transfer agent of our common stock is Pacific Stock Transfer Company, Inc.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2022 and 2021.

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

Results of Operations during the year ended December 31, 2022 as compared to the year ended December 31, 2021

We have not generated any revenues during the years 2022 and 2021. We had total operating expenses of $51,902 related to general and administrative expenses during the year ended December 31, 2022, compared to total operating expenses of $41,940 during the year ended December 31, 2021. We incurred interest expense of $4,716 and $95 during the years ended December 31, 2022 and December 31, 2021, respectively. During the years ended December 31, 2022 and December 31, 2021, we had a net loss of 51,902 and $41,940, respectively, mainly due to our general and administrative expenses.

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

On December 31, 2022 we had current assets of $1,163, consisting entirely of cash and cash equivalents, and on December 31, 2021, we had $7,682 in cash or current assets.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from our President and CEO Alex Genin and believes it can satisfy its cash requirements. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and our President and CEO Alex Genin. The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have an unqualified audit opinion for the years ended December 31, 2022 and 2021 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2022 and 2021, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2022 and 2021, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2022 and 2021 are attached hereto.

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of First Capital International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Capital International, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

March 29, 2023

FIRST CAPITAL INTERNATIONAL, INC.

FINANCIAL STATEMENTS

FIRST CAPITAL INTERNATIONAL, INC.

First Capital International, Inc.

Balance Sheets

December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$1,163	$7,682
Total current assets	1,163	7,682
Property and equipment, net	-	-
Total assets	$1,163	$7,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$8,114	$7,816

Other current liabilities:
Accrued interest payable	4,812	95
Preferred dividends payable to related parties	334,750	283,250
Due to related parties	82,079	41,711
Total current liabilities	421,641	325,056

Total liabilities	429,755	332,872

Stockholders’ deficit:
Preferred stock, .001 par value; 20,000,000 shares authorized; designated 4,500,000 Series A Convertible Preferred Stock issued and outstanding	4,500	4,500
Common stock, .001 par value; 200,000,000 shares authorized; 34,401,924 shares issued and outstanding	34,402	34,402
Additional paid-in capital	10,497,317	10,497,317
Accumulated deficit	(10,964,811)	(10,861,409)
Total stockholders’ deficit	(428,592)	(325,190)

Total liabilities and stockholders’ deficit	$1,163	$7,682

See accompanying notes to these financial statements.

First Capital International, Inc.

Statements of Operations

For the Years Ended December 31, 2022 and 2021

	2022	2021

Operating expenses:

Selling, general and administrative expenses	47,186	41,845

Loss from operations	(47,186)	(41,845)

Other income (expenses):
Interest expense	(4,716)	(95)
Other income/(expenses)	(4,716)	(95)
Net loss	$(51,902)	$(41,940)
Preferred dividends	(51,500)	(51,500)
Net loss available to common stockholders	(103,402)	(93,440)
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Weighted average shares outstanding	34,401,924	34,401,924

See accompanying notes to these financial statements.

First Capital International, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Series A Convertible Preferred		Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2020	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,767,969)	$(231,750)

Preferred dividends	-	-	-	-	-	(51,500)	(51,500)
Net loss	-	-	-	-	-	(41,940)	(41,940)

Balance, December 31, 2021	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,861,409)	$(325,190)

	Series A Convertible Preferred		Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2021	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,861,409)	$(325,190)

Preferred dividends	-	-	-	-	-	(51,500)	(51,500)
Net loss	-	-	-	-	-	(51,902)	(51,902)

Balance, December 31, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,964,811)	$(428,592)

See accompanying notes to these financial statements.

First Capital International, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(51,902)	$(41,940)
Non-cash adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	-	-
Changes in operating assets and liabilities:
Accounts payable	298	7,816
Accrued interest payable	4,716	95
Net cash provided by (used in) operating activities:	(46,888)	(34,029)

Cash flows from financing activities:
Due to related parties	40,369	41,711

Net increase in cash and cash equivalents	(6,519)	7,682
Cash and cash equivalents, beginning of period	7,682	-

Cash and cash equivalents, end of period	$1,163	$7,682

Supplemental disclosure of cash flow information:
Interest paid	-	-
Taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends	51,500	51,500

See accompanying notes to these financial statements.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently is a holding company with no existing operations. As shown in the accompanying financial statements, the Company incurred losses of $51,902 for the year ended December 31, 2022 and has an accumulated deficit of $10,964,811 and working capital deficit of $428,591 at December 31, 2022. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the year ended December 31, 2022, the Company received from Alex Genin and First National Energy Corp., a company where Alex Genin is the majority shareholder, paid invoices on behalf of the Company amounting to $40,368. Outstanding balance due to the related parties amounted to $82,079 as of December 31, 2022.

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

Income Taxes

Deferred tax assets consist of:

	As of December 31, 2022	As of December 31, 2021
Deferred tax assets:
Net operating tax carryforwards	$7,688,581	$7,636,679
Tax Rate	21%	21%
Gross deferred tax assets	1,614,602	1,603,703
Valuation allowance	(1,614,602)	(1,603,703)
Net deferred tax assets	$-	$-

As of December 31, 2022, the Company has a net operating loss carryforward of approximately $7.7 million. Net operating loss carryforwards may now be carried forward indefinitely until the loss is fully recovered, but are limited to 80% of taxable income in any one tax period.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance. Tax years 2018 to 2022 are open to examination by federal and state taxing authorities.

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

There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2022 and 2021.

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

Accrued dividends on preferred shares for years 2022 and 2021 is $51,500 per year. The accumulated preferred dividends payable as of December 31, 2022 and December 31, 2021 is $334,750 and $283,250 respectively.

During the year ended December 31, 2022, the Company did not issue any common stock shares, preferred stock shares, warrants or options.

NOTE 4 – SUBSEQUENT EVENTS

The Company evaluated events occurring after December 31, 2022, and through the date the financial statements were issued, March 31, 2023 and did not identify any events or transactions that would require disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Alex Genin, our President and Chief Executive Officer, is our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Due to the material weaknesses in internal control over financial reporting described below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2022. Notwithstanding the existence of these material weaknesses, management believes that the financial statements in this annual report filed on Form 10-K present, in all material respects, our financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in internal control:

●	Inadequate segregation of duties within account processes due to limited personnel;

●	Lack of written policies and procedures for accounting, IT and financial reporting and record keeping (no control procedures in place); and

●	Lack of multiple levels of review over the financial reporting process.

Based on our evaluation and as a result of the material weaknesses identified, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position
Alex Genin	71	President, Chief Executive Officer and Chairman
Edward Genin	36	Director
Boris Litvak	79	Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the fiscal year ended December 31, 2022, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years ending December 31, 2022 and 2021 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Genin	2022	$-	-	-	-	-	-	-	-
CEO and President	2021	-	-	-	-	-	-	-	-

Employment Agreements

We do not have any employment agreements with any of our executive officers as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year End

There are no equity awards outstanding at December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 29, 2023, concerning, except as indicated by the footnotes below: (a) each person whom we know beneficially owns more than five percent of our common stock or preferred stock; (b) each of our directors and nominees for the board of directors; (c) each of our named executive officers; and (d) all of our directors and executive officers as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o First Capital International, Inc., 5829 W Sam Houston Pkwy N, Suite 405, Houston, Texas, 77041. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 34,401,924 shares of common stock and 4,500,000 shares of preferred stock outstanding at March 29, 2023. In computing the number of shares of common stock beneficially owned by a person and the common stock percentage ownership of that person, shares of common stock into which shares of preferred stock held by that person are currently convertible (or convertible within sixty days of March 29, 2023) are deemed outstanding. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an asterisk (*). The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2022 and 2021, Alex Genin, the Company’s President, Chief Executive Officer and Chairman, contributed $37,369 and $10,000, respectively, in cash to pay for operating expenses. Contributions, if any, are usually recorded as due to Alex Genin, personally.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2022 and 2021.

	2022	2021
Audit Fees(1)	$24,280	$18,000
Audit Related Fees(2)	13,430	16,633
Tax Fees(3)	-	-
Total Fees	$38,010	$34,633

(1)

Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years. The amount reflected for 2022 includes fees paid to our current auditor, BF Borgers CPA PC, and fees paid to our former auditor, MaloneBailey, LLP, for the reissuance of its 2020 audit report. The amount reflected for 2021 only includes fees paid to MaloneBailey, LLP and does not include fees paid after December 31, 2021.

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2022 and 2021, were pre-approved by our audit committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

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

* Incorporated by reference from our previous filings with the SEC

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

First Capital International, Inc.

/s/ Alex Genin
By: Alex Genin
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alex Genin		March 31, 2023
Alex Genin	President, Chief Executive Officer (principal executive officer), principal financial officer and Chairman

/s/ Edward Genin		March 31, 2023
Edward Genin	Director

/s/ Boris Litvak		March 31, 2023
Boris Litvak	Director