Form 10-Q
period 2023-03-31
FIRST CAPITAL INTERNATIONAL INC
filed 2023-05-10
CIK 1072842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2023.

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

At May 8, 2023, there were 34,401,924 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

Factors that could cause or contribute to actual results differing materially from those discussed in the forward-looking statements include in this report, include but are not limited to, those discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022, and in particular, the risks discussed in our Form 10-K under the caption “Risk Factors” in Item 1A therein, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to:

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INTERNATIONAL, INC.

BALANCE SHEETS

March 31, 2023 and December 31, 2022

(unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$6,899	$1,163
Total current assets	6,899	1,163
Property and equipment, net	-	-
Total assets	$6,899	$1,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$12,765	$8,114

Other current liabilities:
Accrued interest payable	6,097	4,812
Preferred dividends payable to related parties	347,625	334,750
Due to related parties	101,080	82,079
Total current liabilities	454,802	421,641

Total liabilities	467,567	429,755

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; designated 4,500,000 Series A Convertible Preferred Stock issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 34,401,924 shares issued and outstanding	34,402	34,402
Additional paid-in capital	10,497,317	10,497,317
Accumulated deficit	(10,996,887)	(10,964,811)
Total stockholders’ deficit	(460,668)	(428,592)

Total liabilities and stockholders’ deficit	$6,899	$1,163

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF OPERATIONS

For the Three Ended March 31, 2023 and 2022

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Selling, general and administrative expenses	17,916	10,127

Loss from operations	(17,916)	(10,127)

Other income (expense)
Interest expense	1,285	148

Total other income (expense)	(1,285)	(148)

Net loss	$(19,201)	$(10,275)

Preferred dividends	(12,875)	(12,875)

Net loss available to common stockholders	(32,076)	(23,150)
Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	34,401,924	34,401,924

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

							Total
	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,861,409)	$(325,190)

Preferred dividends	-	-	-	-	-	(12,875)	(12,875)
Net loss	-	-	-	-	-	(10,275)	(10,275)

Balance, March 31, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,884,559)	$(348,340)

							Total
	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,964,811)	$(428,592)

Preferred dividends	-	-	-	-	-	(12,875)	(12,875)
Net loss	-	-	-	-	-	(19,201)	(19,201)

Balance, March 31, 2023	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,996,887)	$(460,668)

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,201)	$(10,275)
Non-cash adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	-	-
Changes in operating assets and liabilities:
Accounts payable	4,652	(304)
Accrued interest payable	1,285	148
Due to related parties	19,000	5,000
Net cash provided by (used in) operating activities:	5,736	(5,431)

Cash flows from financing activities:	-	-
Net increase in cash and cash equivalents	5,736	(5,431)
Cash and cash equivalents, beginning of period	1,163	7,682

Cash and cash equivalents, end of period	$6,899	$2,251

Supplemental disclosure of cash flow information:
Interest paid	1,285	148
Taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends payable	12,875	12,875

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently is a holding company with no existing operations. As shown in the accompanying unaudited financial statements, the Company incurred losses of $19,201 for the three months ended March 31, 2023 and has an accumulated deficit of $10,996,887 and working capital deficit of $460,668 at March 31, 2023. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Related Party Transactions

Related party transactions historically have been with companies either owned or controlled by Mr. Alex Genin, the CEO, Chairman of the Board of Directors and President of the Company.

During the three months ended March 31, 2023, the Company received a cash advance from Alex Genin in the amount of $19,000 to pay for the Company’s invoices. Outstanding balance due to the related parties amounted to $101,080 as of March 31, 2023,

Net Income/(Loss) per Common Share

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

NOTE 3 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2023, the Company did not issue any common stock shares, preferred stock shares, warrants or options.

Accrued dividends on preferred shares for the three months ended March 31, 2023 is $12,875.

NOTE 4 – SUBSEQUENT EVENTS

The Company evaluated events occurring after March 31, 2023, and through the date the financial statements were issued, May 10, 2023 and did not identify any events or transactions that would require disclosure in these financial statements.

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

Results of Operations during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022

We have not generated any revenues during the three months ended March 31, 2023 and 2022. We had total operating expenses of $17,916 related to general and administrative expenses during the three months ended March 31, 2023, compared to total operating expenses of $10,127 during the three months ended March 31, 2022. We incurred interest expense of $1,285 and $148 during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, we had a net loss of $19,201 and $10,275, respectively, mainly due to our general and administrative expenses.

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

At March 31, 2023 we had current assets of $6,899, consisting entirely of cash and cash equivalents, and on December 31, 2022, we had current assets of $1,163, also consisting entirely of cash and cash equivalents.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2023 and 2022, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our unaudited financial statements for the three months ended March 31, 2023 and 2022, and are included elsewhere in this report.

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

Based on management’s evaluation, it concluded that our disclosure controls and procedures were not effective as of March 31, 2023. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

In our Annual Report for the year ended December 31, 2022, filed with the SEC on March 31, 2023, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. In the evaluation, management identified a material weakness in internal control related to (a) inadequate segregation of duties within account processes due to limited personnel; (b) lack of written policies and procedures for accounting, IT and financial reporting and record keeping (no control procedures in place); and (c) lack of multiple levels of review over the financial reporting process.

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

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe the risk factors presented in this filing and those presented on our 2022 Form 10-K are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

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

First Capital International, Inc.

Date: May 10, 2023	By: /s/ Alex Genin
Alex Genin
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)