Form 10-Q
period 2023-06-30
FIRST CAPITAL INTERNATIONAL INC
filed 2023-08-14
CIK 1072842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2023.

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

At August 14, 2023, there were 34,401,924 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INTERNATIONAL, INC.

BALANCE SHEETS

June 30, 2023 and 2022

(unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$3,395	$1,163
Total current assets	3,395	1,163
Property and equipment, net	-	-
Total assets	$3,395	$1,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$11,067	$8,114

Other current liabilities:
Accrued interest payable	7,623	4,812
Preferred dividends payable to related parties	360,500	334,750
Due to related parties	106,579	82,079
Total current liabilities	474,702	421,641

Total liabilities	485,769	429,755

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; designated 4,500,000 Series A Convertible Preferred Stock issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 34,401,924 shares issued and outstanding	34,402	34,402
Additional paid-in capital	10,497,317	10,497,317
Accumulated deficit	(11,018,593)	(10,964,811)
Total stockholders’ deficit	(482,374)	(428,592)

Total liabilities and stockholders’ deficit	$3,395	$1,163

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Selling, general and administrative expenses	7,305	22,991	25,221	33,118

Loss from operations	(7,305)	(22,991)	(25,221)	(33,118)

Other income (expense)
Interest expense	(1,526)	(2,273)	(2,811)	(2,421)

Net loss	$(8,831)	$(25,264)	$(28,032)	$(35,539)

Preferred dividends	(12,875)	(12,875)	(25,750)	(25,750)

Net loss available to common stockholders	(21,706)	(38,139)	(53,782)	(61,289)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	34,401,924	34,401,924	34,401,924	34,401,924

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended June 30, 2023 and 2022

(unaudited)

							Total
	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,884,559)	$(348,340)

Preferred dividends	-	-	-	-	-	(12,875)	(12,875)
Net loss	-	-	-	-	-	(25,264)	(25,264)

Balance, June 30, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,922,698)	$(386,479)

							Total
	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2023	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,996,887)	$(460,668)

Preferred dividends	-	-	-	-	-	(12,875)	(12,875)
Net loss	-	-	-	-	-	(8,831)	(8,831)

Balance, June 30, 2023	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(11,018,593)	$(482,374)

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

							Total
	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,861,409)	$(325,190)

Preferred dividends	-	-	-	-	-	(25,750)	(25,750)
Net loss	-	-	-	-	-	(35,539)	(35,539)

Balance, June 30, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,922,698)	$(386,479)

							Total
	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,964,811)	$(428,592)

Preferred dividends	-	-	-	-	-	(25,750)	(25,750)
Net loss	-	-	-	-	-	(28,032)	(28,032)

Balance, June 30, 2023	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(11,018,593)	$(482,374)

See accompanying notes to these unaudited financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,032)	$(35,539)

Changes in operating assets and liabilities:
Accounts payable	2,954	3,981
Accrued interest payable	2,810	2,421
Net cash provided by (used in) operating activities	(22,268)	(29,137)

Cash flows from financing activities:	-	-
Due to related parties	24,500	27,000
Net increase in cash and cash equivalents	2,232	(2,137)
Cash and cash equivalents, beginning of period	1,163	7,682

Cash and cash equivalents, end of period	$3,395	$5,545

Supplemental disclosure of cash flow information:
Interest paid	-	-
Taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends payable	25,750	25,750

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently is a holding company with no existing operations. As shown in the accompanying unaudited financial statements, the Company incurred losses of $28,032 for the six months ended June 30, 2023 and has an accumulated deficit of $11,018,593 and total stockholders’ deficit of $482,374 at June 30, 2023. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the six months ended June 30, 2023, the Company received a cash advance from Alex Genin in the amount of $24,500 to fund the Company’s bank account. Outstanding balance due to these related parties amounted to $106,579 as of June 30, 2023.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2023, the Company did not issue any common stock shares, preferred stock shares, warrants or options.

Accrued dividends on preferred shares for the six months ended June 30, 2023 is $25,750.

NOTE 4 – SUBSEQUENT EVENTS

The Company evaluated events occurring after June 30, 2022, and through the date the financial statements were issued, August 14, 2023 and did not identify any events or transactions that would require disclosure in these financial statements.

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

Results of Operations during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022

We have not generated any revenues during the three months ended June 30, 2023 and 2022. We had total operating expenses of $7,305 related to general and administrative expenses during the three months ended June 30, 2023, compared to total operating expenses of $22,991 during the three months ended June 30, 2022. The decrease in general and administrative expenses in 2023 is attributable to decrease in professional fees for the preparation of the Company’s regulatory filings with the SEC. We incurred interest expense of $1,526 and $2,273 during the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023 and 2022, we had a net loss of $8,831 and $25,264, respectively, mainly due to our general and administrative expenses.

Results of Operations during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022

We have not generated any revenues during the six months ended June 30, 2023 and 2022. We had total operating expenses of $25,221 related to general and administrative expenses during the six months ended June 30, 2023, compared to total operating expenses of $33,118 during the six months ended June 30, 2022. The decrease in general and administrative expenses in 2023 is attributable to decrease in professional fees for the preparation of the Company’s regulatory filings with the SEC. We incurred interest expense of $2,811 and $2,421 during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we had a net loss of $28,032 and $35,539, respectively, mainly due to our general and administrative expenses.

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

At June 30, 2023 we had current assets of $3,395, consisting entirely of cash and cash equivalents, and on December 31, 2022, we had current assets of $1,163, also consisting entirely of cash and cash equivalents.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2023 and 2022, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our unaudited financial statements for the three months ended June 30, 2023 and 2022, and are included elsewhere in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Alex Genin, our President and Chief Executive Officer, is our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC’s Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Based on management’s evaluation, it concluded that our disclosure controls and procedures were not effective as of June 30, 2023. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

Changes in Internal Control Over Financial Reporting

Except for the changes discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

First Capital International, Inc.

Date: August 14, 2023	By:	/s/ Alex Genin
Alex Genin
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)