Form 10-Q
period 2023-09-30
FIRST CAPITAL INTERNATIONAL INC
filed 2023-11-09
CIK 1072842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2023.

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

At November 6, 2023, there were 34,401,924 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

September 30, 2023 and December 31, 2022

(unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$1,347	$1,163
Total current assets	1,347	1,163
Property and equipment, net	-	-
Total assets	$1,347	$1,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$12,658	$8,114
Accrued interest payable	9,327	4,812
Preferred dividends payable to related parties	373,375	334,750
Due to related parties	118,622	82,079
Total liabilities	513,982	429,755

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; designated 4,500,000 Series A Convertible Preferred Stock issued and outstanding	4,500	4,500
Common stock, $0.001 par value; 200,000,000 shares authorized; 34,401,924 shares issued and outstanding	34,402	34,402
Additional paid-in capital	10,497,317	10,497,317
Accumulated deficit	(11,048,854)	(10,964,811)
Total stockholders’ deficit	(512,635)	(428,592)

Total liabilities and stockholders’ deficit	$1,347	$1,163

See accompanying notes to these unaudited condensed financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Selling, general and administrative expenses	15,682	6,933	40,904	40,052

Loss from operations	(15,682)	(6,933)	(40,904)	(40,052)

Other income (expense)
Interest expense	(1,704)	(1,101)	(4,514)	(3,521)

Net loss	$(17,386)	$(8,034)	$(45,418)	$(43,573)

Preferred dividends	(12,875)	(12,875)	(38,625)	(38,625)

Net loss available to common stockholders	(30,261)	(20,909)	(84,043)	(82,198)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	34,401,924	34,401,924	34,401,924	34,401,924

See accompanying notes to these unaudited condensed financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2023 and 2022

(unaudited)

	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,922,698)	$(386,479)

Preferred dividends	-	-	-	-	-	(12,875)	(12,875)
Net loss	-	-	-	-	-	(8,034)	(8,034)

Balance, September 30, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,943,607)	$(407,388)

	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2023	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(11,018,593)	$(482,374)

Preferred dividends	-	-	-	-	-	(12,875)	(12,875)
Net loss	-	-	-	-	-	(17,386)	(17,386)

Balance, September 30, 2023	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(11,048,854)	$(512,635)

See accompanying notes to these unaudited condensed financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,861,409)	$(325,190)

Preferred dividends	-	-	-	-	-	(38,625)	(38,625)
Net loss	-	-	-	-	-	(43,573)	(43,573)

Balance, September 30, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,943,607)	$(407,388)

	Series A Convertible Preferred		Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,964,811)	$(428,592)

Preferred dividends	-	-	-	-	-	(38,625)	(38,625)
Net loss	-	-	-	-	-	(45,418)	(45,418)

Balance, September 30, 2023	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(11,048,854)	$(512,635)

See accompanying notes to these unaudited condensed financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(45,418)	$(43,573)

Changes in operating assets and liabilities:
Accounts payable	4,545	(1,312)
Accrued interest payable	4,514	3,522
Net cash provided by (used in) operating activities	(36,359)	(41,363)

Cash flows from financing activities:	-	-
Due to related parties	36,543	35,000
Net increase in cash and cash equivalents	184	(6,363)
Cash and cash equivalents, beginning of period	1,163	7,682

Cash and cash equivalents, end of period	$1,347	$1,319

Supplemental disclosure of cash flow information:
Interest paid	-	-
Taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends payable	$38,625	$38,625

See accompanying notes to these unaudited condensed financial statements.

FIRST CAPITAL INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION

First Capital International, Inc. (the “Company”) was incorporated as a Delaware corporation on April 21, 1994 and assumed its current name in August 1998 when new management took over the Company. The Company is currently a holding company with no existing operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently is a holding company with no existing operations. As shown in the accompanying unaudited condensed financial statements, the Company incurred losses of $45,418 for the nine months ended September 30, 2023 and has an accumulated deficit of $11,048,854 and total stockholders’ deficit of $512,635 at September 30, 2023. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the nine months ended September 30, 2023, the Company received a cash advance from Alex Genin in the amount of $29,500 to fund the Company’s bank account and charges for official business travel expense amounting to $7,043. Outstanding balance due to these related parties amounted to $118,622 as of September 30, 2023.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2023, the Company did not issue any common stock shares, preferred stock shares, warrants or options.

Accrued dividends on preferred shares for the nine months ended September 30, 2023 is $38,625.

NOTE 4 – SUBSEQUENT EVENTS

The Company evaluated events occurring after September 30, 2022, and through the date the financial statements were issued, November 6, 2023 and did not identify any events or transactions that would require disclosure in these financial statements.

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

Results of Operations during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022

We have not generated any revenues during the three months ended September 30, 2023 and 2022. We had total operating expenses of $15,682 related to general and administrative expenses during the three months ended September 30, 2023, compared to total operating expenses of $6,933 during the three months ended September 30, 2022. The increase in general and administrative expenses in 2023 is attributable to an increase in professional fees for the preparation of the Company’s tax returns and a charge for business travel expenses. We incurred interest expense of $1,704 and $1,101 during the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023 and 2022, we had a net loss of $17,386 and $8,034, respectively, mainly due to our general and administrative expenses.

Results of Operations during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

We have not generated any revenues during the nine months ended September 30, 2023 and 2022. Our total operating expenses of $40,904 related to general and administrative expenses during the nine months ended September 30, 2023 was flat compared to total operating expenses of $40,052 during the nine months ended September 30, 2022. We incurred interest expense of $4,514 and $3,521 during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, we had a net loss of $45,418 and $43,573, respectively, mainly due to our general and administrative expenses.

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

At September 30, 2023 we had current assets of $1,347, consisting entirely of cash and cash equivalents, and on December 31, 2022, we had current assets of $1,163, also consisting entirely of cash and cash equivalents.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2023 and 2022, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our unaudited condensed financial statements for the three months ended September 30, 2023 and 2022, and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Alex Genin, our President and Chief Executive Officer, is our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in the SEC’s Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Based on management’s evaluation, it concluded that our disclosure controls and procedures were not effective as of September 30, 2023. This determination is based on the previously reported material weakness management previously identified in our internal control over financial reporting, as described below. We are in the process of remediating the material weakness in our internal control, as described below. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

Changes in Internal Control Over Financial Reporting

Except for the changes discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

First Capital International, Inc.

Date: November 6, 2023	By:	/s/ Alex Genin
Alex Genin
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)