Form 10-K
period 2023-12-31
FIRST CAPITAL INTERNATIONAL INC
filed 2024-04-01
CIK 1072842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023.

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

Houston, Texas, 77041

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

At March 25, 2024, there were 34,401,924 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

Company is a blank check company and a shell company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act.

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

Unavailability of Rule 144 for resale

Rule 144 under the Securities Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this rule. However, Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours or any issuer that has been at any time previously a shell company, except if the following conditions are met:

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended December 31, 2023 and 2022 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our common stock.

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

As of December 31, 2023 and December 31, 2022, we had $1,256 and $1,163 cash or cash equivalents, respectively, and an accumulated deficit of $11,071,705 and $10,964,811, respectively. Our audited financial statements for the years ended December 31, 2023 and 2022 were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

If the Company is deemed to be an investment company, the Company may be required to institute burdensome compliance requirements and the Company’s activities may be restricted, which may make it difficult for the Company to enter into a business combination.

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

Restrictions on the reliance of Rule 144 by shell companies or former shell companies.

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

Rule 145 related risk.

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

Application of Rule 145 to shell companies.

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

Application of Rule 419 to shell companies.

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

You may not be entitled to protections normally afforded to investors of blank check companies.

If the net proceeds of an offering under the Securities Act of 1933 are used to complete an initial business combination with a target business that has not been identified, and we have net tangible assets in excess of $5,000,001 upon the successful consummation of such offering and file a current report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account.

Possible issuance of additional securities

Our Articles of Incorporation authorize the issuance of a total of 220,000,000 shares of capital stock, including 200,000,000 shares of common stock, par value $0.001, and 20,000,000 shares of preferred stock, par value $0.001. As of March 25, 2024, we had 34,401,924 shares of common stock issued and outstanding and 4,500,000 shares of preferred stock issued or outstanding. We may issue shares of common stock or preferred stock in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Company is expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

As of the date of this report, there are 34,401,924 shares of common stock that could be sold pursuant to Rule 144 under the Securities Act.

As of March 25, 2024, we had 34,401,924 shares of common stock issued and outstanding, held by approximately 180 stockholders of record. The transfer agent of our common stock is Pacific Stock Transfer Company, Inc.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2023 and 2022.

ITEM 6. [Reserved]

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

Results of Operations during the year ended December 31, 2023 as compared to the year ended December 31, 2022

We have not generated any revenues during the years 2023 and 2022. We had total operating expenses of $49,048 related to general and administrative expenses during the year ended December 31, 2023, compared to total operating expenses of $47,186 during the year ended December 31, 2022. We incurred interest expense of $6,346 and $4,716 during the years ended December 31, 2023 and December 31, 2022, respectively. During the years ended December 31, 2023 and December 31, 2022, we had a net loss of $55,394 and $51,902, respectively. The increase is mainly due to a charge in business travel expenses partially offset by a decrease in professional fees.

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

On December 31, 2023 we had current assets of $1,256, consisting entirely of cash and cash equivalents, and on December 31, 2022, we had $1,163 in cash or current assets.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from our President and CEO Alex Genin and believes it can satisfy its cash requirements. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and our President and CEO Alex Genin.  The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have an unqualified audit opinion for the years ended December 31, 2023 and 2022 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2023 and 2022, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2023 and 2022, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended December 31, 2023 and 2022 are attached hereto.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of First Capital International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of First Capital International, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

April 1, 2024

FIRST CAPITAL INTERNATIONAL, INC.

FINANCIAL STATEMENTS

First Capital International, Inc.

Balance Sheets

December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$1,256	$1,163
Total current assets	1,256	1,163
Property and equipment, net	-	-
Total assets	$1,256	$1,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$15,712	$8,114

Other current liabilities:
Accrued interest payable	11,158	4,812
Preferred dividends payable to related parties	386,250	334,750
Due to related parties	123,622	82,079
Total current liabilities	521,030	421,641

Total liabilities	536,742	429,755

Stockholders’ deficit:
Preferred stock, .001 par value; 20,000,000 shares authorized; designated 4,500,000 Series A Convertible Preferred Stock issued and outstanding	4,500	4,500
Common stock, .001 par value; 200,000,000 shares authorized; 34,401,924 shares issued and outstanding	34,402	34,402
Additional paid-in capital	10,497,317	10,497,317
Accumulated deficit	(11,071,705)	(10,964,811)
Total stockholders’ deficit	(535,486)	(428,592)

Total liabilities and stockholders’ deficit	$1,256	$1,163

See accompanying notes to these financial statements.

First Capital International, Inc.

Statements of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022
Operating expenses:

Selling, general and administrative expenses	49,048	47,186

Loss from operations	(49,048)	(47,186)

Other income (expenses):
Interest expense	(6,346)	(4,716)
Other income/(expenses)	(6,346)	(4,716)
Net loss	$(55,394)	$(51,902)
Preferred dividends	(51,500)	(51,500)
Net loss available to common stockholders	(106,894)	(103,402)
Basic and diluted net loss per common share	$(0.00)	$(0.00)
Weighted average shares outstanding	34,401,924	34,401,924

See accompanying notes to these financial statements.

First Capital International, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Series A Convertible Preferred		Common Stock				Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2021	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,861,409)	$(325,190)

Preferred dividends	-	-	-	-	-	(51,500)	(51,500)
Net loss	-	-	-	-	-	(51,902)	(51,902)

Balance, December 31, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,964,811)	$(428,592)

	Series A Convertible Preferred		Common Stock				Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2022	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(10,964,811)	$(428,592)

Preferred dividends	-	-	-	-	-	(51,500)	(51,500)
Net loss	-	-	-	-	-	(55,394)	(55,394)

Balance, December 31, 2023	4,500,000	$4,500	34,401,924	$34,402	$10,497,317	$(11,071,705)	$(535,486)

See accompanying notes to these financial statements.

First Capital International, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(55,394)	$(51,902)
Non-cash adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	-	-
Changes in operating assets and liabilities:
Accounts payable	7,598	298
Accrued interest payable	6,346	4,716
Net cash provided by (used in) operating activities:	(41,450)	(46,888)

Cash flows from financing activities:
Due to related parties	41,543	40,369

Net increase in cash and cash equivalents	93	(6,519)
Cash and cash equivalents, beginning of period	1,163	7,682

Cash and cash equivalents, end of period	$1,256	$1,163

Supplemental disclosure of cash flow information:
Interest paid	-	-
Taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities:
Preferred dividends	$51,500	$51,500

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.

In the opinion of management, the condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently is a holding company with no existing operations. As shown in the accompanying financial statements, the Company incurred losses of $55,394 for the year ended December 31, 2023 and has an accumulated deficit of $11,071,705 and working capital deficit of $535,487 at December 31, 2023. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Related Party Transactions

Related party transactions historically has solely been with companies either owned or controlled by Mr. Alex Genin, the President, CEO and Chairman of the Board of Directors of the Company.

During the year ended December 31, 2023, the Company received cash funds from Alex Genin on behalf of the Company amounting to $34,500 and charges for official business travel expense amounting to $7,043. The outstanding balance due to Mr. Genin amounted to $122,171 as of December 31, 2023, which amount is payable on demand and bears interest at 6% per annum.

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

Income Taxes

Deferred tax assets consist of:

	As of December 31, 2023	As of December 31, 2022
Deferred tax assets:
Net operating tax carryforwards	$7,743,975	$7,688,581
Tax Rate	21%	21%
Gross deferred tax assets	1,626,235	1,614,602
Valuation allowance	(1,626,235)	(1,614,602)
Net deferred tax assets	$-	$-

As of December 31, 2023, the Company has a net operating loss carryforward of approximately $7.7 million. Net operating loss carryforwards may now be carried forward indefinitely until the loss is fully recovered, but are limited to 80% of taxable income in any one tax period.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance. Tax years 2019 to 2023 are open to examination by federal and state taxing authorities.

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

There are no financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2023 and 2022.

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

Each share can be converted and shall have voting rights and powers equal to the voting rights and powers of the Common Stock. All the 4,500,000 outstanding Series A Convertible Preferred Stock shares of the Company are currently owned by the CEO, Alex Genin.

Accrued dividends on preferred shares for years 2023 and 2022 are $51,500 per year. The accumulated preferred dividends payable as of December 31, 2023 and December 31, 2022 are $386,250 and $334,750 respectively.

During the year ended December 31, 2023, the Company did not issue any common stock shares, preferred stock shares, warrants or options.

NOTE 4 – SUBSEQUENT EVENTS

The Company evaluated events occurring after December 31, 2023, and through the date the financial statements were issued, April 1, 2024, and did not identify any events or transactions that would require disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Alex Genin, our President and Chief Executive Officer, is our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Due to the material weaknesses in internal control over financial reporting described below, management concluded that our disclosure controls and procedures were not effective as of December 31, 2023. Notwithstanding the existence of these material weaknesses, management believes that the financial statements in this annual report filed on Form 10-K present, in all material respects, our financial condition as reported, in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in internal control:

●	Inadequate segregation of duties within account processes due to limited personnel;

●	Lack of written policies and procedures for accounting, IT and financial reporting and record keeping (no control procedures in place); and

●	Lack of multiple levels of review over the financial reporting process.

Based on our evaluation and as a result of the material weaknesses identified, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position
Alex Genin	72	President, Chief Executive Officer and Chairman
Edward Genin	37	Director
Boris Litvak	80	Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC during the fiscal year ended December 31, 2023, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2023.

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

The board of directors has determined that Alex Genin is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K. Mr. Genin is not considered to be independent. The definition of “independent” used herein is arbitrarily based on the independence standards of The NASDAQ Stock Market LLC.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the fiscal years ending December 31, 2023 and 2022 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Summary Executive Compensation Table

Name and Principal Position		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alex Genin	2023	$-	-	-	-	-	-	-	-
CEO and President	2022	-	-	-	-	-	-	-	-

Employment Agreements

We do not have any employment agreements with any of our executive officers as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year End

There are no equity awards outstanding at December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 25, 2024, concerning, except as indicated by the footnotes below: (a) each person whom we know beneficially owns more than five percent of our common stock or preferred stock; (b) each of our directors and nominees for the board of directors; (c) each of our named executive officers; and (d) all of our directors and executive officers as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o First Capital International, Inc., 5829 W Sam Houston Pkwy N, Suite 405, Houston, Texas, 77041. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Applicable percentage ownership is based on 34,401,924 shares of common stock and 4,500,000 shares of preferred stock outstanding at March 25, 2024. In computing the number of shares of common stock beneficially owned by a person and the common stock percentage ownership of that person, shares of common stock into which shares of preferred stock held by that person are currently convertible (or convertible within sixty days of March 25, 2024) are deemed outstanding. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an asterisk (*). The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2023 and 2022, Alex Genin, the Company’s President, Chief Executive Officer and Chairman, contributed $41,543 (including $34,500 in cash and $7,043 in charges for official business travel expense) and $37,369 (in cash), respectively, to pay for operating expenses. Such contributions are recorded as due to Alex Genin, personally. The outstanding balance due to Mr. Genin amounted to $122,171 as of December 31, 2023, which amount is payable on demand and bears interest at 6% per annum.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended December 31, 2023 and 2022.

	2023	2022
Audit Fees(1)	$23,550	$24,280
Audit Related Fees(2)	6,756	13,430
Tax Fees(3)	-	-
Total Fees	$30,306	$38,010

(1)

Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years. The amount reflected for 2023 includes fees paid to our current auditor, BF Borgers CPA PC. The amount reflected for 2022 also includes fees paid to MaloneBailey, LLP for the reissuance of its 2020 audit report.

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

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended December 31, 2023 and 2022, were pre-approved by our audit committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The audit committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

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

* Incorporated by reference from our previous filings with the SEC

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

First Capital International, Inc.

/s/ Alex Genin
By: Alex Genin
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alex Genin		April 1, 2024
Alex Genin	President, Chief Executive Officer (principal executive officer), principal financial officer and Chairman

/s/ Edward Genin		March 26, 2024
Edward Genin	Director

/s/ Boris Litvak		March 26, 2024
Boris Litvak	Director